Form 10-Q
period 1995-09-30
MICROENERGY INC
filed 1995-11-15
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE OF 1934

                                     For the Quarter endedCommission File No.
                                                         9/30/950-12595

                              MicroENERGY, Inc.
           (Exact Name of Registrant as specified in its Charter)
       Delaware                                             36-3262274
                           (State or other Jurisdiction of(I.R.S. Employer
                             Incorporation or OrganizationIdentification No.)

350 Randy Road, Carol Stream, IL                               60188
                                (Address of Executive Offices) (Zip Code)

   Registrant's Telephone Number, including Area Code: (708) 653-5900

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                  No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of September 30, 1995 there were outstanding 113,961,563 shares of Common Stock, $.001 par value.






                              MICROENERGY, INC.


                                    INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheet for September 30, 1995 (unaudited) and June 30, 1995 (audited).

              Condensed statement of Operations (unaudited) for the quarters ending September 30, 1995 and September 30, 1994.

              Condensed Statement of Cash Flows (unaudited) for the three months ending September 30, 1995 and September 30, 1994.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management discussion and analysis of financial condition and results of operations.



                              MICROENERGY, INC.
                          CONDENSED BALANCE SHEETS

                                        1st Quarter
                                                    Ending      Year Ended
                                                    9/30/95      6/30/95
                                                  (unaudited)    (audited)
ASSETS
Current assets:
  Cash                                           $     9,234    $  113,227
  Accounts receivable                              1,701,987     1,193,995
  Inventories                                      2,740,117     2,712,224
  Other current assets                                64,583        53,725
    Total current assets                           4,515,921     4,073,171
Machinery and equipment                            4,549,888     4,390,516
Accumulated depreciation                         (2,747,893)   (2,604,333)
                                                   1,801,995     1,786,183

Other assets, net
    270,370                                          289,177
                                                 $ 6,588,286    $6,148,531


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 1,618,556    $1,165,211
  Current portion of long-term obligations           858,085       858,808
  Accounts payable                                 1,115,553     1,149,587
  Accrued expenses                                   497,334       456,206
    Total current liabilities                      4,089,528     3,629,812
Long-term
obligations                                        3,417,331     3,514,009
    Total liabilities                              7,506,859     7,143,821
Stockholders' equity:
  Convertible preferred stock, no par value -
   800 shares authorized; 769 issued and
   converted
  Common stock, $.001 par value - 180,000,000
   shares authorized; 113,961,563 shares
   issued in 1995 and 114,111,563 in 1994            113,961       113,961
  Additional paid-in capital                       5,678,919     5,678,919
  Accumulated deficit                            (5,356,650)   (5,356,650)
  Unearned restricted stock compensation         (1,442,050)   (1,455,550)
  Common stock purchase warrants,                         75            75
  Treasury stock, at cost, 683,159 shares           (16,386)      (16,386)
  Unrealized gain on marketable securities            40,341        40,341
  Current Year Earnings                               63,217
    Total stockholders' equity             (918,573)     (995,290)
                                                 $ 6,588,286    $6,148,531

                              MICROENERGY, INC.

                          STATEMENTS OF OPERATIONS

                                   Three Months   Three Months
                                       Ended        Ended
                                       9/30/95     9/30/94

Sales                               $3,387,265    $3,676,865

Expenses:
  Facility, pre-production,
   and production                    2,695,125     3,016,529
  Research and development             220,139       174,240
  Selling,General and
   Administrative                      330,496       355,221


Interest expense, net                   78,288        81,621
Net Profit After Tax                    63,217        49,254

  Net earnings (loss) per share           $   .001      $   .001
Weighted average number
 of shares of common
 stock outstanding                 113,961,563   114,111,563



                              MICROENERGY, INC.
                          STATEMENTS OF CASH FLOWS

                                  Three Months  Three Months
                                      Ending        Ending

                                        9/30/95      9/30/94
Cash flows from operating
 activities:
  Net (losses) earnings              $   63,217   $   49,254
  Adjustments to reconcile net
   (losses) earnings to net cash
   provided by operations:
    Depreciation                        143,560      143,361

    Changes in assets and
     liabilities:
      Accounts receivable             (507,992)    (672,144)
      Inventories                      (27,893)     (50,148)
      Other current assets                7,949       17,389
      Accounts payable                 (34,034)      220,456

      Accrued expenses                   41,128    (161,853)
                                      (377,282)    (502,939)
  Net cash provided (used) by
   operating activities               (314,065)    (453,685)
Cash flows (used in) provided by
 investing activities:
  Additions to equipment              (159,372)     (69,935)
Cash flows provided by (used in)
 financing activities:
  Notes Payable                         452,622      497,570
  Long-term debt, net of payments      (96,678)     (14,396)
  Equity Transactions                    13,500       13,500
Net cash provided by (used in)

financing activities                    369,444      496,674
Net increase (decrease) in cash       (103,993)     (26,946)
Cash at beginning of year               113,227       45,792
Cash at end of year                  $    9,234   $   18,846
                         MICROENERGY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 1995, the consolidated statement of income for the three month periods ending September 30, 1995 and September 30, 1994 and the condensed statement of cash flows for the three month period ending September 30, 1995 and September 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 10K report. The results of operations for the period ended September 30, 1995 is not necessarily indicative of the operating results for the full year.


Part 1
Item 2
                         MICROENERGY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended September 30, 1995, were $3,387,265 versus net sales of $3,676,865 for the year earlier period ending September 30, 1994. The profit for the three month period was $63,217 versus a profit of $49,254 in the prior year period. The profit increase was a direct result of improved efficiencies within the production process, and the cost control efforts in the non-manufacturing areas of the business. Manufacturing costs were reduced to 80% of revenues as compared to 82% in the prior year period. Research and development costs were increased by 26%, as the company is working on a number of new projects. Selling, General and Administrative were reduced by 7% compared to the prior year. Interest expense was relatively flat on a year to year basis.

Liquidity and Capital Resources

The Company at September 30, 1995, had positive working capital of $426,393 versus a working capital level of $443,359 at the end of the fiscal year, June 30, 1995. Accounts receivable increased by $507,992. The increase in accounts receivable was due to a major customer paying just subsequent to the close of the quarter ending September 30, 1995. The delay was due to an administrative error, and has now been corrected. The inventory levels have remained at virtually the same level as the year end balances. The Company is current will all of its debt obligations. Management expects that its current cash and working capital position combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.



















                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date November 1, 1995                 By(s)   Robert G. Gatza
                                          Robert G. Gatza
                                          President and CEO



Date November 1, 1995                 By(s)   Robert J. Fanella
                                          Robert J. Fanella
                                          Chief Financial Officer
                                          and Treasurer