Form 10-Q/A
period 1995-12-31
MICROENERGY INC
filed 1996-02-15
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10Q
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES AND EXCHANGE OF 1934

For the Quarter ended                                   Commission File No.
     12/31/95                                                 0-12595

                                 MicroENERGY, Inc.

           (Exact Name of Registrant as specified in its Charter)
       Delaware                                             36-3262274
 (State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization                           Identification No.)

350 Randy Road, Carol Stream, IL                               60188
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

As of December 31, 1995 there were outstanding 149,451,563 shares of Common Stock, $.001 par value.


PAGE

                             MICROENERGY, INC.


                                   INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheet
              December 31, 1995 (unaudited) and June 30, 1995

              Condensed statement of Operations (unaudited) for the quarter and six months ending December 31, 1995 and December 31, 1994.

              Condensed Statement of Cash Flows (unaudited) six months ending December 31, 1995 and December 31, 1994.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management discussion and analysis of financial condition and results of operations.

                             MICROENERGY, INC.
                         CONDENSED BALANCE SHEETS


                                                  Six Months
                                                    Ending         Year Ended
                                                   12/31/95         6/30/95
                                                 (unaudited)        (audited)
ASSETS
Current assets:
Cash                                          $   9,618             $  113,227
Accounts receivable                           1,500,700              1,193,995
Inventories                                   3,033,235              2,712,224
  Other current assets                           50,433                 53,725
    Total current assets                      4,593,986              4,073,171
Machinery and equipment                       4,639,195              4,390,516
Accumulated depreciation                    (2,891,554)             (2,604,333)
                                              1,747,641              1,786,183
Other assets, net                               270,435                289,177
                                           $  6,612,062             $6,148,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                $1,656,090             $1,165,211
Current portion of long-term obligations        908,958                858,808
Accounts payable                              1,397,327              1,149,587
Accrued expenses                                263,579                456,206
Total current liabilities                     4,225,954              3,629,812
Long-term obligations                         3,243,819               3,514,009
Total liabilities                             7,469,773              7,143,821
Stockholders' equity:
  Convertible preferred stock, no par value -
   800 shares authorized; 769 issued and
   converted
  Common stock, $.001 par value - 180,000,000
   shares authorized in 1995 and 1994;
   114,111,563 shares issued in 1995 and
   116,111,563 in 1994                          149,451                113,961
  Additional paid-in capital                  5,692,079              5,678,919
  Accumulated deficit                        (5,356,650)            (5,356,650)
  Unearned restricted stock compensation     (1,428,550)            (1,455,550)
  Common stock purchase warrants,                    75                     75
  Treasury stock, at cost, 850,659 shares       (16,386)               (16,386)
  Unrealized gain on marketable securities                              40,341
  Current Year Earnings                         102,270
    Total stockholders' equity                 (857,711)              (995,290)
                                             $6,612,062             $6,148,531
/TABLE

                               MICROENERGY, INC.

                            STATEMENTS OF OPERATIONS

                          3 Months     3 Months     6 Months     6 Months
                            Ended        Ended        Ended        Ended
                          12/31/95     12/31/94     12/31/95     12/31/94

Sales                   $ 3,334,156  $ 3,991,362  $ 6,721,421  $ 7,668,227

Expenses:
  Facility, pre-
   production and
   production             2,734,806    3,280,762    5,429,931    6,297,291
  Research and
   Development              182,538      190,739      402,677      364,979
  Selling, Gen and
   Administrative           295,792      363,541      626,288      718,762


  Interest exp, net          81,967       84,628      160,255      166,249

  Net Profit After Tax       39,053       71,692      102,270      120,946

  Net earnings/(loss)
   per share             $    0.001   $    0.001   $    0.001    $   0.001


  Weighted avg number
   of shares of
   common stock         114,350,451   114,111,563  114,350,451  114,111,563

                 MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                 6 Months     6 Months
                                  Ending       Ending
                                 12/31/95     12/31/94
Cash flows from operating
 activities:
 Net (losses) earnings          $  102,270    $ 120,946
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    287,221      286,722

   Changes in assets and
     liabilities:
     Accounts receivable          (306,705)    (146,109)
      Inventories                 (321,011)     142,307
     Other current assets           22,034      (87,200)
     Accounts payable              247,740      198,411
     Accrued expens               (192,627)     183,866
                                  (263,348)     577,997
 Net cash provided (used) by
  operating activities            (161,078)     698,943
Cash flows (used in) provided by
 investing activities:
 Additions to equipment           (248,679)    (116,771)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                     541,029     (462,948)
 Long-term debt, net of payments  (270,190)    (179,937)
 Equity Transactions                35,309       27,000
Net cash provided by (used in)
 financing activities              306,148     (615,885)
Net increase (decrease) in cash   (103,609)     (33,713)
Cash at beginning of year          113,227       45,792
Cash at end of year             $    9,618   $   12,079

PAGE

                             MICROENERGY, INC.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of December 31, 1995, the consolidated statement of income for the three and six month periods ending December 31, 1995 and December 31, 1994 and the condensed statement of cash flows for the six month period ending December 31, 1995 and December 31, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 10K report. The results of operations for the period ended December 31, 1995 is not necessarily indicative of the operating results for the full year.

2. NOTES TO THE CONDENSED FINANCIAL STATEMENTS

On December 12, 1995, MicroENERGY purchased a 9,600 square foot industrial building on 1.34 acres in Memphis, Missouri. A bank financed 100% of the purchase price with a loan for $80,000.00 at 5% interest. The loan requires monthly principal and interest payments amortizing over ten (10) years with a five (5) year maturity. The loan is secured with a first mortgage on the building and land. The transformer, toroid and cable assembly departments currently located in Quincy, Illinois will be moved to this facility in early 1996.

On December 29, 1995, Officers of the Company exercised Class D
Stock Purchase Warrants for 35,000,000 shares of common stock at an exercise price of $.00125 per share.

Part 1
Item 2
                             MICROENERGY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales for the three months ended December 31, 1995 totalled $3,334,156 as compared to $3,991,362 for the prior year period. Net sales for the six month period ending December 31, 1995 totalled $6,721,421 as compared to $7,668,227 for the prior year period. The six month revenues were $946,806 (8%) below the prior year period. The primary cause of the reduction was the termination of sales to one particular customer, as that customer downgraded the overall requirements of its products, which permitted it to purchase low cost power supplies from an offshore manufacturer. The Company at 12/31/95 had backlog of released orders of $5,013,00 as compared to $3,550,300 at 12/31/94. The vast majority of these orders are scheduled to ship in the third fiscal quarter. The combination of this backlog with non-binding production schedules that the Company has received on existing customer projects, as well as the pre-production orders from new customers, indicate that the shortfall in sales compared to fiscal 1995 will be eliminated in the second half of this fiscal year.

Despite the reduction in net sales, operating income fell only $24,670 from the first half of fiscal 1995 to the fist half of fiscal 1996. The Company was able to prevent a larger reduction in operating income by reducing manufacturing costs signifi-cantly. These costs were 14% below the prior year period, while net sale declined 8%. In addition, selling, general , and administrative costs fell by 13% in the six month period. The increased operational efficiency evidenced in the first half of fiscal 1996 should prove beneficial to the Company's operating statements if the anticipated increase in net sales in the second half of the year is realized.

Liquidity and Capital Resources

At December 31, 1995, the Company had working capital of $393,657, which was not significantly different from the $443,359 it held at June 30, 1995, the end of its last fiscal year. The Company's primary source of operating funds has been its credit line. The primary bank lender has an asset-based loan facility of up to $2,000,000 dependent on predetermined formulas involving the Company's accounts receivable and inventories. The balance outstanding on the credit line at December 31, 1995 was $1,665,091. The total amount available to borrow at that date was $1,667,091. The Company is currently reviewing its options to infuse additional equity.

The Company's accounts receivable at December 31, 1995 totalled $1,500,700, which is one of the highest levels since 1993. The increase of 26% over the fiscal year end balance is primarily a result of a faulty calendar year-end wire transfer from one customer of $256,000, which did not arrive until after the end of the fiscal quarter in early January. The Company does not believe the increase represents a trend, and expects the growth of accounts receivable to be proportionate to the growth in net sales in the future.

The Company expects that the available borrowings from the asset-based line of credit when combined with the cash flow from current operations will be sufficient to service the Company's debt and fund operations for the following fiscal year.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date February 8, 1996           By(s)   Robert G. Gatza
                                        Robert G. Gatza
                                        President and CEO



Date February 8, 1996            By(s)  Robert J. Fanella
                                        Robert J. Fanella
                                        Chief Financial Officer
                                        and Treasurer