Form 10-K/A
period 1995-06-30
MICROENERGY INC
filed 1996-03-20
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K\A

/ X /     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended            June 30, 1995

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 0-12595

                                 MicroENERGY, INC.
             (Exact name of Registrant as specified in its Charter)

             Delaware                        36-3262274
  (State or other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)          Identification Number)

350 Randy Road
Carol Stream, Illinois                            60188
(Address of Principal Executive Office)        (Zip Code)

Registrant's Telephone Number, including Area Code:  (708) 653-5900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes    X                    No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [    ]






Item 1                      BUSINESS

          MicroENERGY, Inc., was incorporated in Delaware on November 30, 1983. The Company designs and manufactures highfrequency power supplies and DC-to-DC converters for OEM customers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry. The Company currently offers single and multiple output switching power supplies and DC-to-DC converters in the power output range of 25 watts to 800 watts. All of the Company's products are customized to satisfy the unique requirements of each customer's application.
          A power supply is a component of electrically-powered products which converts alternating current ("AC"), the generally-available form of electricity, into direct current ("DC"), which is required for electronic circuits to function. A DC-to-DC converter converts direct current of one value into direct current of another value. The power supply or converter regulates the DC voltage to a constant so as to make the performance of electronic circuits predictable. A conventional linear power supply regulates the DC output by throwing-off excess input power as heat. A switching power supply regulates the DC output by briefly turning off the input power when the voltage becomes excessive. In this way the switching power supply saves energy and operates more efficiently than a linear power supply.
          Because of emerging technology, the size and growth of the market, and the unique design requirements of each customer, the market is fragmented. There are approximately 300 companies which identify switching power supplies in their product line portfolio, and no company dominates the market. Switchers are divided in two basic market categories: standardized switchers and custom designs. The Company competes only in the custom-design market at this time. In that market the principal method of competing is by emphasis on design ability, manufacturing quality, and timely delivery. Regarding the manufacturing quality, the Company in August 1995, subjected its quality system to audit, and at that time achieved ISO 9001 registration.
          MicroENERGY's product/market strategy began with the development of AC-to-DC products in the 75 to 300 watt output range. Later in 1984 the Company added DC-to-DC converters to its product line. The switching frequencies at which the transformers operate range from 80 Khz-250 Khz depending on the application. The generic product series are modifiable to meet a wide variety of specific customer requirements.
          The Company's Research and Development effort is located in Longwood Florida. The Company's research and development efforts include advancing the state-of-the-art in the design of power supplies, meeting current customers technological requirements and the methods employed in manufacturing such power supplies. For the immediate future, the Company's research and development will continue to focus on these items. During the fiscal year ended June 30, 1995 the Company spent $949,002 on Company-sponsored research and development. During the fiscal years ended June 30, 1994 and 1993, the Company spent $920,391 and $1,246,965 on Company-sponsored
research and development.    The Company has no material patents, but
does rely on trade secret protection.


          The Company principally markets its products through independent manufacturers representatives. At the present time, the Company's products are offered by nine representatives, whose territories include all or part of thirty-six states. In fiscal 1995 the Company had one customer who was responsible for over 10% of the Company's sales. This customer, AT&T Global Information Systems, accounted for approximately 28% of the total sales. The principal focus of the Company's marketing efforts continues to be to expand the customer base, so as to make the Company less dependent on a small group of customers.
          In the fiscal year ended June 30,1995, export sales amounted to approximately 36% of the Company's total revenues, compared to 38% in 1994 and 24% in 1993. All export sales are denominated in US $. Due to the custom nature of the products exported and the time involved in developing these products, short-term foreign currency fluctuations have no adverse impact. Any long-term strengthening of the dollar may have an adverse impact on the Company's revenues.
          As of July 7, 1995, MicroENERGY had a backlog of released orders of $4,043,000. These orders constitute a firm commitment to take delivery of the Company's product. Delivery of products and receipt of revenues from these production orders will extend well into the current fiscal year. MicroENERGY had a backlog of released orders of $4,673,000, in the prior year.
          The raw materials for the Company's products are primarily standardized components which are readily available from an adequate number of suppliers. Those raw materials which must be customized for the Company are also readily available from a number of qualified component manufacturers. During fiscal 1989, the Company acquired all of the capital stock of Tru-Way, Inc., an Illinois corporation engaged in the business of manufacturing fabricated metal parts used in the Company's principal product.
          The Company currently has 207 full-time employees (including 161 production employees), two of whom are officers of the Company. During the remainder of fiscal 1995 the Company expects no substantial increases in the Company's non-direct labor force.
          The company expects no negative effect from current environmental laws or regulations.




Item 3                  LEGAL PROCEEDINGS
          The Company is not engaged in any material pending legal proceedings.






Item 4              SUBMISSION OF MATTERS TO A
                     VOTE OF SECURITY HOLDERS

          The Company did not submit any matters to a vote of security holders during its last fiscal year.









Item 10            DIRECTORS AND EXECUTIVE OFFICERS
                           OF THE REGISTRANT

Name, Age
and Positions              Business Experience
and Offices                During past 5 Years
Held With                  and Principal                 Director
Registrant                 Occupations                   Since

Robert G. Gatza,           1983-Present: President        1983
Age 53                     and Chief Executive
Chairman of the Board,     Officer of MicroEnergy.
President


Robert J. Fanella,         1983-Present:  Chief           1987
Age 45                     Financial Officer of
Executive Vice Presi-      MicroEnergy.
dent, Secretary,
Treasurer, Director

George M. Bradshaw         1983-Present:                  1988
Age 49,                    Practicing Attorney
Director                   in areas of corporate
                           law, real estate, and
                           commercial law.

/TABLE

Employment Agreements

          On February 1, 1996, the Company terminated its existing employment agreements with Robert G. Gatza and Robert J. Fanella, and substituted new employment agreements. The 1996 employment agreements are substantially identical to each other. The agreements provide for full-time employment and include a covenant that the officer will not compete with the Company for one year after his employment terminates. The agreements terminate on January 31, 2000. They provide that each officer will be paid a salary determined by the Board, but that his annual salary shall be no less than his average salary for the preceding two years.

Compliance With Section 16(a) of the Exchange Act
                            During the 1995 fiscal year no directors,
officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act.




Item 11               EXECUTIVE COMPENSATION

          The first table on the following page sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for service rendered in all capacities during each of the fiscal years ended June 30, 1995 ,1994, and 1993:
(1) the Registrant's Chief Executive Officer (CEO), and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended June 30, 1995 exceeded $100,000.

            The second and third tables set forth certain information regarding stock options awarded to those same individuals during the year ended June 30, 1995 (Table 2) and those held at June 30, 1995 (Table 3). The value of unexercised in-the-money options is based upon the difference between the closing bid price for the Common Stock and the exercise price of the options on June 30, 1995.

                                  TABLE 1

                           SUMMARY COMPENSATION
                              ($'s IN 000's)



        Annual Compensation  Awards                Payouts
      ---------------------  ------------------  ---------
                             Restrict  Options
Name &                              Other  Stock   Shares     LTIP    All Oth
 Principal  Fiscal  Salary  Bonus   Comp   Awards  in 000's   Payouts  Comp *
 Position   Year      $       $      $        $     (# ofShs)   $        $
========= ========  ======  ======  ======  ======  ======== =======  ======
Robert G.
Gatza
CEO         1995   $210.0    $0      $0     $0       21,000    $0     $1.5

            1994   $212.8    $0      $0     $0            0    $0     $2.1

            1993   $209.0    $0      $0     $0            0    $0     $2.1




Robert J.
Fanella    1995   $203.8     $0      $0     $0       14,000    $0     $1.5

           1994   $204.3     $0      $0     $0            0    $0     $2.0

           1993   $201.1     $0      $0     $0            0    $0     $2.0

                         Note: *   Represents Company match of 401K

                                  TABLE 2

                     OPTION GRANTS IN LAST FISCAL YEAR


                                                              Potential Realizable
                                                              Value at Assumed
                                                              Annual Rates of
                                                              Stock Price
                                                              Appreciation
      Individual Grants                                       for Option Term
                             Percent
                             of Total
                             Options
               Number of     Granted
               Securities    to
               underlying    Employees      Exercise
               Options       in Fiscal      Price    Expiration  5%     10%
Name           Granted #     Year           ($/SH)      Date     $      $

Robert G.
Gatza          21,000,000     60%          $.00125   12/31/01   3,297  14,673


Robert J.
Fanella        14,000,000     40%           $.00125   12/31/01  2,198   9,782

/TABLE

                                  TABLE 3

                   AGGREGATED FISCAL YEAR OPTION VALUES

                   Number of Securities Underlying   Value of Unexercised
                   Unexercised Options at Fiscal     in-the-money Options at
                   Year-End (#)                      Fiscal Year-End  ($)
Name               Exercisable/Unexercisable         Exercisable/Unexercisable
Robert G. Gatza     13,000,000   Exercisable          $      0
                    21,000,000   Unexercisable        $141,750


Robert J. Fanella    6,700,000   Exercisable          $      0
                    14,000,000   Unexercisable        $ 94,500

/TABLE

Compensation Plans
     The Company has no compensation plans, other than 401K and life and medical plans which are available to all employees.


Restricted Stock Grant Program
     On May 19, 1989, the shareholders of the Company adopted a Restricted Stock Grant Program (the "Program"), pursuant to which 21,000,000 shares of common stock were reserved for issuance. On July 3, 1989, the reserved shares were issued to two "Grantees", namely Robert G. Gatza (12,500,000 shares)and Robert J. Fanella (6,500,000 shares). Messrs. Gatza and Fanella are the Company's officers and directors.
     The shares issued under the terms of the Program are subject to the following restrictions:
     1. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. This restriction shall lapse, with respect to 3 1/3% of the number of shares granted under the Program, and those shares will become unrestricted stock, on the last day of the Company's 1996 fiscal year. The restriction shall lapse with respect to each additional 3 1/3% of such number of shares on the last day of each successive fiscal year of the Company, until the final year which will have 13 1/3%.
     2. The restriction shall also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.
     3. Shares which have not become unrestricted under the circumstances referred to in Item 1 or Item 2 above shall be forfeited to the Company upon termination of the Grantee's employment with the Company.
     4. During any tax year in which a Grantee realizes taxable income by reason of the lapse of the restrictions on the shares granted under the Program, the Company shall pay to such Grantee a "Gross-Up Bonus" in cash equal to the aggregate of (i) the additional federal, state and local income taxes incurred by Grantee as a result of realization of such taxable income, and
(ii) the federal, state and local income tax incurred by the Grantee as a result of the Gross-Up Bonus. In no event shall the Gross-Up Bonus exceed the aggregate of (i) the amount of the tax deduction for which the Company receives a benefit for the tax year of the Company beginning during the tax year of the Grantee in which he realizes taxable income by virtue of the lapse of the restrictions referred to in Item 1 above, and (ii) the amount of the tax deduction for which the Company receives a benefit for such tax year of the Company by virtue of the Gross-Up Bonus.



Incentive Stock Option Plans
     On December 6, 1984 the shareholders of the Company approved the 1984 Incentive Stock Option Plan and the 1985 Incentive Stock Option Plan; and on February 24,1992 the share holders of the Company approved the 1992 Incentive Stock Option Plan. Options granted under the Plans are intended to qualify as "incentive stock options", as defined in Section 422A of the Internal Revenue Code. The 1984 and 1985 plans expired with options for 2,785,000 shares outstanding. A total of 2,000,000 shares of common stock are reserved for issuance upon exercise of options granted under the 1992 Plan. Options for a total of 3,000,000 shares have been granted to employees of the Company under the 1984 and 1985 Plans. Options for 215,000 shares have been exercised to date at an average purchase price of $.09. No options have been issued to any person who is currently an officer or director of the Company. The average exercise price of the options which are outstanding is $.015.

Other Compensation
          The two persons who were officers of the Company during the last fiscal year did not receive non-cash compensation exceeding in aggregate 10 percent of their aggregate cash compensation.

Compensation of Directors
     During the fiscal year ended June 30, 1995, the Company paid no fees or other cash compensation to directors for service on the Board. Mr. George M. Bradshaw, a member of the Board of Directors, received $26,978 for legal services rendered to the Company.
     On November 12, 1990, the Board of Directors granted to George M. Bradshaw, a member of the Board of Directors, a non-qualified option to purchase up to 2,000,000 shares of the Company's common stock at any time prior to November 12, 2000. The purchase price for the shares will be $.033 per share, which was 105% of the market bid price for the Company's common stock on the date of grant.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MicroENERGY, INC.
  (Registrant)


By /s/ Robert G. Gatza
     Robert G. Gatza
     President

Date: March 15, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert G. Gatza
Robert G. Gatza
President (Principal Executive Officer), Director
Date: March 15, 1996


/s/ Robert J. Fanella
Robert J. Fanella
Treasurer (Principal Financial Officer)
          (Principal Accounting Officer), Director
Date: March 15, 1996