Form 10-Q
period 1996-03-31
MICROENERGY INC
filed 1996-05-14
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES AND EXCHANGE OF 1934

For the Quarter ended                                        Commission File No.
     03/31/96                                             0-12595

                               MicroENERGY, Inc.
           (Exact Name of Registrant as specified in its Charter)
       Delaware                                             36-3262274
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization                            Identification No.)

350 Randy Road, Carol Stream, IL                               60188
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

As of March 31, 1996 there were outstanding 149,451,563 shares of Common Stock, $.001 par value.





                               MICROENERGY, INC.


                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheet
              March 31, 1996 (unaudited) and June 30, 1995

              Condensed statement of Operations (unaudited) for the quarter and nine months ending March 31, 1996 and March 31, 1995.

              Condensed Statement of Cash flows (unaudited) nine months ending March 31, 1996 and March 31, 1995.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management discussion and analysis of financial condition and results of operations.

Part 2

     Item 2 - Changes in SecuritiesMICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                       3rd Quarter
                                                    Ending      Year Ended
                                                    03/31/96      6/30/95
                                                  (unaudited)    (audited)
ASSETS
Current assets:
  Cash                                      $   10,000     $  113,227
  Accounts receivable                         1,575,385     1,193,995
  Inventories                                 3,448,466     2,712,224
  Other current assets                           73,091        53,725
    Total current assets                      5,106,942     4,073,171
Machinery and equipment                       4,842,737     4,390,516
Accumulated depreciation                     (3,035,215)   (2,604,333)
                                              1,807,522     1,786,183
Other assets, net                               329,250       289,177
                                            $ 7,243,714    $6,148,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Notes payable                                 1,693,731     1,165,211
Current portion of long-term obligations        908,958       858,808
Accounts payable                              1,539,010     1,149,587
Accrued expenses                                257,112       456,206

  Total current liabilities                   4,398,811     3,629,812
Long-term obligations                         2,301,514     3,514,009

Total liabilities                             6,700,325     7,143,821

Stockholders' equity:
   Convertible preferred stock, no par value -
   800 shares authorized; 769 issued and
   converted
  Preferred Stock Subscription                  250,000
  Common stock, $.001 par value - 180,000,000
   shares authorized in 1995 and 1994;
   149,451,563 shares issued in 1996 and
   114,111,563 in 1995                           149,452       113,961
   Additional paid-in capital                  5,692,079     5,678,919
   Accumulated deficit(5,356,650)(5,356,650)
   Unearned restricted stock compensation    (1,415,050)    (1,455,550)
   Common stock purchase warrants,               88,075             75
   Treasury stock, at cost, 850,659 shares      (16,386)       (16,386)
   Unrealized gain on marketable securities                     40,341

  Current Year Earnings                       1,151,869
    Total Stockholders' equity                  543,389     (1,339,375)
                                            $ 7,243,714     $6,301,874

                               MICROENERGY, INC.

                            STATEMENTS OF OPERATIONS


                          3 Months     3 Months     9 Months     9 Months
                            Ended        Ended        Ended        Ended
                          03/31/96     03/31/95     03/31/96     03/31/95


Sales                   $ 3,997,190  $ 3,328,308  $10,718,611  $10,996,535

Expenses:
  Facility, pre-
   production and
   production             3,283,572    2,686,498    8,713,503    8,983,789
  Research and
   Development              239,613      193,764      642,290      558,743
  Sellg, Gen and
   Admin                    343,900      340,116      970,188    1,058,878


  Interest exp, net          81,067       82,706      241,322      248,955

  Debt Compromise(gain)  (1,000,561)         --    (1,000,561)        --

  Net Profit After Tax    1,049,599       25,224    1,151,869      146,170

  Net earnings/(loss)
   per share            $      .008    $    .001   $     .009   $     .001

  Weighted avg number
   of shares of
   common stock         126,050,810   114,111,563  126,050,810  114,111,563

                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                  9 Months     9 Months
                                   Ending       Ending
                                  03/31/96     03/31/95
Cash flows from operating
 activities:
 Net (losses) earnings           $1,151,869   $  146,170
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                     430,882      430,083

   Changes in assets and
     liabilities:
     Accounts receivable           (381,390)    (410,496)
     Inventories                   (736,242)     (74,045)
     Other current assets           (59,439)     (51,950)
     Accounts payable               389,423      280,732
     Accrued expenses              (199,094)     (90,225)

 Net cash provided (used) by
  operating activities              596,009      230,269
Cash flows (used in) provided by
 investing activities:
 Additions to equipment            (452,221)    (141,709)
 Cash flows provided by (used in)
 financing activities:
 Notes Payable                      486,554       75,777
 Long-term debt, net of payments (1,120,379)    (240,629)
 Equity Transactions                386,810       40,500
Net cash provided by (used in)
 financing activities              (247,015)    (124,352)
Net increase (decrease) in cash    (103,227)     (35,792)
Cash at beginning of year           113,227       45,792
Cash at end of period          $     10,000   $   10,000

                           MICROENERGY, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 1996, the consolidated statement of income for the three and nine month periods ending
March 31, 1996 and March 31, 1995 and the condensed statement of cash flows for the nine month period ending March 31, 1996 and March 31, 1995 have been prepared by the Company, without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1996 and for all periods presented have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 10K report.
The results of operations for the period ended March 31, 1996 is not necessarily indicative of the operating results for the full year.


2. DEBT COMPROMISE

The Company on January 31, 1996, came to an agreement with one of its noteholders. The noteholder agreed to accept payment of $1.3 million for the outstanding balance of $2.3 million. The Statement of Operations shows the $1.0 million gain on the financial statement line labeled Debt Compromise; and the Balance Sheet reflects the $1.0 million reduction in Long-term Obligations.

Part 1
Item 2
                             MICROENERGY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended March 31, 1996, were $3,997,190 versus net sales of $3,328,308 in the prior year period. Net sales for the nine month period were $10,718,611 versus $10,996,535 the prior year period. Net profit for the three month period was $1,049,599 versus $25,224 in the prior year. Net profit for the nine month period was $1,151,869 versus $146,170 the prior year nine month period. The 20% increase in sales for the three month period was a direct result of new business and continued strong sales on existing customer products. For the nine month period, the sales are down 277,924 (3%). The shortfall in sales compared to fiscal 1995 is expected to be eliminated in the final quarter of this fiscal year.

Manufacturing costs for the nine month period were 81.3% of sales as compared to 81.7% in the prior year period. Research & development cost was increased by $83,547 for the nine month period as the Company has experienced a large influx of new business and the demands on the R& D sector have increased to support these new requirements. Offsetting this increase is a reduction of $88,690 in SG&A for the nine month period. Interest cost has remained relatively constant for the two nine month periods.

In the quarter ending 3/31/96, the Company came to agreement with one of its major debtholders on a compromise payment. The outstanding balance of this note was $2.3 million due in payments over the next 6.5 years. The noteholder has agreed to accept one payment of $1.3 million in full satisfaction of the note. The resultant gain of $1.0 million is shown on the Statement of operations on the line denoted "Debt Compromise."



Liquidity and Capital Resources

The Company at March 31, 1996, has working capital of $708,131 versus a working capital level of $443,359 at the end of the fiscal year ending June 30, 1996. The Company's primary source of operating funds has been its credit line. The primary bank lender has an asset based loan facility of up to $2,000,000 dependent on predetermined formulas involving the Company's accounts receivable and inventories. The balance outstanding on the credit line at March 31, 1996 was $1,693,730. The total amount available to borrow at that date was $1,723,886. The Company is currently expecting to arrange new equity financing and to obtain a new and larger credit line in the next fiscal year.


The Company's accounts receivable at March 31, 1996, totalled $1,575,385, which is a $381,390 increase over the fiscal year end. This increase is a result of the increasing sales during the quarter. The inventory levels have increased by $736,242. This increase is the result of the Company's decision to bring in some raw materials earlier than normal so that certain items could be manufactured earlier than required. This was done with the intention of creating the extra capacity that would be required to introduce and build new products, which consume more production time for start-up runs. The Company expects it inventory levels to get back in line over the next two fiscal quarters.

Company is current with all of its debt obligations. Management expects that its current cash and working capital position combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.



Part 2
Item 2

                           CHANGES IN SECURITIES

On May 7, 1996, the Company's stockholders approved a 99.722% reverse stock split of the Company's Common Stock. The shareholders also approved an increase in the post-split authorized shares to 4,000,000 shares of Common Stock, $.01 par value, and 4,000,000 shares of open-ended Preferred Stock, no par value.

The Effective Time of the reverse stock split was 3:00 p.m. E.S.T. on May 10, 1996. This 1-for-360 reverse split of the Common Stock was implemented in the following manner: (a) 1 share of Common Stock
(the "New Common Stock") will be issued for each 360 shares of Common Stock which was issued and outstanding as of the Effective Time (the "Old Common Stock"), (b) the number of shares of new Common Stock to which a stockholder is entitled will be rounded to the nearest integer such that (i) holders of a fractional share of .50 shares or greater will receive 1 additional share in lieu of the fractional share, and (ii) holders of a fractional share of less than .50 shares will receive no share in lieu of the fractional share, and (c) any holder of fewer than 360 shares of Old Common Stock will receive 1 share of New Common Stock.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  May 14, 1996              By(s) Robert G. Gatza
                                      Robert G. Gatza
                                      President and CEO


Date  May 14, 1996              By(s) Robert J. Fanella
                                      Robert J. Fanella
                                      Chief Financial Officer
                                      and Treasurer



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date                            By(s)
                                      Robert G. Gatza
                                      President and CEO




Date                            By(s)
                                      Robert J. Fanella
                                      Chief Financial Officer
                                      and Treasurer