Form 10-K
period 1996-06-30
MICROENERGY INC
filed 1996-09-27
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/ X /     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended            June 30, 1996

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

                          Common Stock, $.01 par value
                      Series A Cumulative Preferred Stock
                   Class A Preferred Stock Purchase Warrants
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
                  Yes    X                    No

                          EXHIBIT INDEX IS AT PAGE 44



Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [    ]




State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

On September 3, 1996, the bid and ask prices for the Registrant's Common Stock, $.01 par value, on the OTC Bulletin Board Market, were $3.25 and $5.25 per share; for the Series A Cumulative Preferred Stock, on the NASDAQ Small Cap Market, were $6.50 and $8.75 per share. Based upon the average of the bid and ask price quoted for the two securities, the aggregate market value, as of September, 3, 1996 of the two securities, held by non-affiliates was $4,750,026. The prices referred to represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions. "Non-affiliates" includes all shareholders of the Registrant other than its officers, directors and owners of more than ten percent of its outstanding Common Stock.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock and preferred stock, as of the latest practicable date.

          As of September 3, 1996, there were outstanding 421,477 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

























                                 PART I

Item 1                      BUSINESS

          MicroENERGY, Inc., was incorporated in Delaware on November 30, 1983. The Company designs and manufactures high-frequency power supplies and DC-to-DC converters for OEM custom-ers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry. The Company currently offers single and multiple output switching power supplies and DC-to-DC converters in the power output range of 25 watts to 800 watts. All of the Company's products are customized to satisfy the unique requirements of each customer's application.
          A power supply is a component of electrically-powered products which converts alternating current ("AC"), the generally-available form of electricity, into direct current ("DC"), which is required for electronic circuits to function. A DC-to-DC converter converts direct current of one value into direct current of another value. The power supply or converter regulates the DC voltage to a constant so as to make the performance of electronic circuits predictable. A conventional linear power supply regulates the DC output by throwing-off excess input power as heat. A switching power supply regulates the DC output by briefly turning off the input power when the voltage becomes excessive. In this way the switching power supply saves energy and operates more efficiently than a linear power supply.
          Because of emerging technology, the size and growth of the market, and the unique design requirements of each customer, the market is fragmented. There are approximately 300 companies which identify switching power supplies in their product line portfolio, and no company dominates the market. Switchers are divided in two basic market categories: standardized switchers and custom designs. The Company competes only in the custom-design market at this time. In that market the principal method of competing is by emphasis on design ability, manufacturing quality, and timely delivery. Regarding the manufacturing quality, the Company in August 1995, subjected its quality system to audit, and at that time achieved ISO 9001 registration.
          MicroENERGY's product/market strategy began with the development of AC-to-DC products in the 75 to 300 watt output range. Later in 1984 the Company added DC-to-DC converters to its product line. The switching frequencies at which the transformers operate range from 80 Khz-250 Khz depending on the application. The generic product series are modifiable to meet a wide variety of specific customer requirements.
          The Company's Research and Development effort is located in Longwood Florida. The Company's research and development efforts include ament will continue to focus on these items. During the fiscal year ended June 30, 1996 the Company spent $1,174,322 on Company-sponsored research and development.



During the fiscal years ended June 30, 1995 and 1994, the Company spent $949,002 and $920,391 on Company-sponsored research and
development.    The Company has no material patents, but does
rely on trade secret protection.
          The Company principally markets its products through independent manufacturers representatives. At the present time, the Company's products are offered by nine representatives, whose territories include all or part of thirty-three states. In fiscal 1996 the Company had two customers who were each responsible for over 10% of the Company's sales. These customers accounted for approximately 40% and 13% of the total sales. However, the first major customer is comprised of four autonomous purchasing units. if considered separately, one unit would be considered a major customer with 30% of total sales. The principal focus of the Company's marketing efforts continues to be to expand the customer base, so as to make the Company less dependent on a small group of customers.
          In the fiscal year ended June 30, 1996, export sales amounted to approximately 48% of the Company's total revenues, compared to 36% in 1995 and 38% in 1994. All export sales are denominated in U.S. $. Due to the custom nature of the products exported and the time involved in developing these products, short-term foreign currency fluctuations have no adverse impact. Any long-term strengthening of the dollar may have an adverse impact on the Company's revenues.
          As of September 13, 1996, MicroENERGY had a backlog of released orders of $6,046,000. These orders constitute a firm commitment to take delivery of the Company's product. Delivery of products and receipt of revenues from these production orders will extend well into the current fiscal year. MicroENERGY had a backlog of released orders of $4,043,000, in the prior year.
          The raw materials for the Company's products are primarily standardized components which are readily available from an adequate number of suppliers. Those raw materials which must be customized for the Company are also readily available from a number of qualified component manufacturers. Currently, the Company has two vendors from which it purchases more than 10% of its total purchases. Purchases from these two vendors approximate 17.7% and 12.6% of total purchases. While the material is readily available, a change in these suppliers could cause a delay in manufacturing. During fiscal 1989, the Company acquired all of the capital stock of Tru-Way, Inc., an Illinois corporation engaged in the business of manufacturing fabricated metal parts used in the Company's principal product.
          The Company currently has 203 full-time employees (including 156 production employees), two of whom are officers of the Company. During the remainder of fiscal 1997 the Company expects no substantial increases in the Company's non-direct labor force.
          The company expects no negative effect from current environmental laws or regulations.










Item 2                       PROPERTY
          The Company currently has five locations. The Company's general offices are located in a 3,150 square foot office facility in Carol Stream, IL. The lease on this facility terminates December 31, 1997. The Company's manufacturing operations are located in a leased facility in Quincy, Illinois and an owned facility in Memphis, Mis and 9,600 square feet in Memphis Missouri. The lease on the Quincy facility terminates August 31, 2001. The Quincy and Memphis facilities are located in a good labor market and are large enough to meet the expected capacity requirements of the Company for the foreseeable future. The Longwood Florida facility, which contains the Research and Development center is a 10,129 square foot leased facility. The term of the lease expires June 30, 2002. The metal fabrication business conducted by the Company's subsidiary, Tru-Way, Inc., is located in a 10,800 square foot facility in Northlake, Illinois. The lease on this facility terminates on July 30, 1998. The lessor of the Northlake facility is ARQUBE. ARQUBE is a partnership of the Company's two officers. See "Item 13 - Certain Relationships and Related Transactions."




Item 3                  LEGAL PROCEEDINGS
          Not Applicable.



Item 4              SUBMISSION OF MATTERS TO A
                     VOTE OF SECURITY HOLDERS

          A Special Meeting of the Shareholders of MicroEnergy, Inc. was convened on April 23, 1996, the meeting was adjourned until May 7, at the Company's headquarters. At the reconvened meeting the proposal for a reverse split of the common stock of 1-for-360 and a change of the par value to $.01 from $.001 was approved with 81,443,032 votes for, 4,020,810 votes against and 180,016 abstentions. The second proposal was to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from the post-split number of 500,000 to 4,000,000 and the Preferred Stock from 800 to 4,000,000, and the Preferred Stock to be issued with such voting powers, designations, preferences, rights, qualifications, limitations, and restrictions as may be fixed by the Company's Board of Directors. This second proposal was approved by a vote of 81,295,816 for; 4,063,293 against; and 287,749 abstentions. The final proposal to adopt the 1996 Incentive Stock option Plan, which reserved 50,000 post-split shares of Common Stock for issuance was approved by a vote of 80,801,016 for; 4,260,260 against; and 582,582 abstentions.





                             PART II

Item 5               MARKET FOR THE COMPANY'S
                     COMMON STOCK AND RELATED
                     SECURITY HOLDER MATTERS

          The Company's Common Stock is traded in the over-the-counter market and is on the OTC Bulletin Board. The market price ranges during the quarterly periods from July 1, 1994 through June 30, 1996,(restated for the 1-for-360 split as of May 7, 1996) as reported by the OTC Bulletin Board, were as follows:
                  Fiscal 1996              Fiscal 1995
                  High     Low             High     Low
Quarter Ending    Bid      Bid             Bid      Bid

September 30     $16.20   $ .90           $7.20   $1.80
December 31       18.00    1.80            5.40     .36
March 31           8.10     .36            1.80    1.08
June 30            7.20    4.00            2.88     .36


The foregoing quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.
          The closing high bid and low asked prices of Common Stock on September 3, 1996 as reported by OTC Bulletin Board, were $3.25 and $5.25, respectively. The closing high bid and low asked prices of the Series A Preferred Stock on September 3, 1996, as reported by the SmallCap Market of NASDAQ were $6.50 and $8.75, respectively.

            On September 3, 1996 the number of shareholders of record of the Common Stock was 3,085 and the number of shareholders of record of the Series A Preferred Stock was 3. Based upon information provided by the recordholders of the Series A Preferred Stock, the Company believes that there are at least 300 holders of the Series A Preferred Stock, and all such stock is held in street name accounts.

          No dividends have been paid by the Company. For the foreseeable future the Company intends that it will not pay any dividends on the Common Stock. The Series A Preferred Stock includes a dividend which is cumulative from the date of issuance and is payable semi-annually at a rate of 8% per annum. The Company, at is sole discretion may pay each dividend in either cash or in shares of Common Stock valued at the average closing bid price for the ten days preceding the record date for the dividend or in a combination of cash and Common Stock.


SELECTED FINANCIAL DATA

                  ($ s in thousands except share data)

                         Fiscal Yr      Fiscal yr      Fiscal yr
Operating                Ended          Ended          Ended
Summary                   6/30/96       6/30/95        6/30/94

Sales                    $14,386        $14,589        $12,771
Interest & Other Income        2              1              1
  Total Income            14,388         14,590         12,772

Cost of Manufacturing
  and Facility            11,913         11,567         10,054
Research & Development     1,174            949            920
Selling, G&A               1,529          1,492          1,370
Interest & other
  Expenses                   420            332            223
Total Expenses            15,036         14,340         12,567

Net Earnings/(loss)
  before extraordinary-
  item                     (648)            250            205


Extraordinary item-
  gain on debt
  restructuring            1,000              -             --

Net Earnings/(loss)           352            250            205

Net Earnings/(loss)per
  share: before
  Extraordinary item        (1.80)           .79            .64
  Extraordinary item         2.78              -             --


Total per share                .98            .79            .64

Weighted Average # of
  shares outstanding      360,088         316,768       319,754

Balance sheet Summary

Working Capital           $(1,604)             443          273
Total Assets                7,279            6,149        6,302
Capitalized Lease             682              581          767
Long-Term Debt                874            3,514        3,954
Total Liabilities           7,516            7,144        7,641
Shareholders  Equity/
  (Deficit)                 (237)            (995)      (1,339)



                         SELECTED FINANCIAL DATA

                  ($ s in thousands except share data)


                                        Fiscal yr      Fiscal yr
Operating                               Ended          Ended
Summary                                 6/30/93        6/30/92


Sales                                   $15,886         $20,197
Interest & Other Income                       3               5
  Total Income                           15,889          20,202

Cost of Manufacturing
  and Facility                           12,475          17,289
Research & Development                     1,247           2,279
Selling, G&A                               1,731           2,027
Interest & other
  Expenses                                  395             799
Total Expenses                           $15,848         $22,394

Net Earnings/(loss)
  before extraordinary-
  item                                       41         (2,192)

Extraordinary item-
  gain on debt
  restructuring                               -              --

Net Earnings/(loss)                           41          (2,192)

Net Earnings/(loss)per
  share: before
  Extraordinary item                         .13          (6.93)
  Extraordinary item                           -             --

Total per share                               .13          (6.93)

Weighted Average # of
  shares outstanding                     318,180         316,327

Balance sheet Summary
Working Capital                               412         (2,262)
Total Assets                                6,090          8,916
Capitalized Lease                             232            326
Long-Term Debt                              3,945          1,542

Total Liabilities                           7,665         10,594
Shareholders  Equity/
  (Deficit)                                (1,575)       (1,678)







Item 7             MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Year ended June 30, 1996 vs. Year ended June 30, 1995

  Net sales for the twelve months ended June 30,1996 were $14,386,323, not significantly different from sales of $14,588,844 recorded in fiscal 1995. By the fourth quarter of fiscal 1996, however, the Company had made significant increases in fixed costs from the 1995 level in anticipation of substantially increased sales. this led to a significant disparity between revenues and costs in the fourth quarter of 1996, as the greater part of the anticipated sales did not begin to materialize until after June 30, 1996. the sales increase was delayed primarily due to the delay in completion of the Company's public offering from its planned closing date in April until its actual closing date in July, 1996. Certain of the Company's customers delayed placing firm orders until the offering completed to assure themselves of the Company's ability to deliver products. other sales were delayed by the Company's inability to satisfy its debts to raw materials vendors until the offering was completed, which led to shortages in materials and consequent delays in production in the fourth quarter of 1996.

  Although Management was aware that the level of sales in the fourth quarter of fiscal 1996 did not justify the level of fixed costs being carried, Management decided not to reduce its fixed costs, as such a tactic could put future revenues at risk. There resulted a loss from operations for the 1996 fiscal year of $648,053, compared to earnings from operations of $249,894 in fiscal 1995. Management believes, however, that with the offering now completed and several major customer buying programs now being initiated, its decision to sustain the Company's operational capacity at the level necessary for the new programs has positioned the Company well fordinaryith one of the Company's major debtholders. The debtholder agreed to accept payment of $1,332,000 for a debt with a remaining balance of $2,332,000. The amount was paid at the time of the offering closing in July, 1996, subsequent to the fiscal year end. The prior terms of the note had the $2.3 million being paid out in monthly payments until December 31, 2001.


  Manufacturing costs increased to 82.8% of revenues as compared to 79.3% the prior year. This increase was primarily due to product mix, and the effect of the lower than anticipated sales in the fiscal fourth quarter. In the non-direct cost areas, Research & Development increased by $225,000 or 24%. the reason for the increase was the investment in the development of new programs for both existing customers and new customers. The Company expects revenue to grow as a result of these new programs. This is evident in the growth of the customer backlog to $6 million currently as compared to $4 million the prior year. Sales & marketing declined by $120,000 as the Company directed the resources to its R&D portion of the business.

  Interest cost increased by $10,000 to $342,000 over the prior year. A portion of the proceeds of the public offering completed in July, 1996 will be used to reduce debt, the Company expects interest costs to be reduced in the next fiscal year.

  There were no significant changes in the type of expenses incurred by the Company in fiscal 1996 versus fiscal 1995. The
Company does not expect significant increases in the indirect cost areas of the Company.



Year ended June 30, 1995 vs. Year ended June 30, 1994

  Net sales for the twelve month ended June 30, 1995, were $14,588,844 versus sales of $12,771,067 in the fiscal year ending June 30, 1994. This represents a 14% increase in revenues on a year to year basis. The primary reason for the increase was a $1.8 Million increase in sales to AT&T, the Company's largest customer, whose orders represented 18% of sales in fiscal 1994 and 29% of sales in fiscal 1995.

  Operating income in fiscal 1995 increased by $155,266 from $426,419 to $518,685, representing an increase of 36%. The primary reason for the increase was the fact that research and development expense increased by 3% while sales increased by 14%. The reason for the small relative increase in research and development expense was the Company's lack of cash resources to devote to research and development, and does not represent Company policy. The Company intends to expand its research and development activities as its business expands to insure that it remains in the forefront of power supply technology.

  The increase in operating income was also due in part to the relatively small increase in general and administrative expense, which rose only 5% between fiscal 1994 and fiscal 1995. The small increase relative to net sales is attributable to the fact that the Company has established its management and accounting systems and other corporate infrastructure, and is capable of handling expanded operations without a significant expansion of infrastructure.

  The other elements of operating expense necessarily increased in proportion to the increase in net sales. Facility, preproduction and production expenses in fiscal 1995 were 79.3% of net sales in that year, as compared to 78.7% of net sales in the prior year. The change was primarily due to product mix and to a smaller extent, increased costs in the electronic component cost areas, especially semiconductors. Selling & marketing expenses increased by 18% from $418,830 TO $494,392. This increase was due to the increased commissions paid to the Company's independent manufacturers representatives as a result of the higher sales level.

  Net income for the fiscal year ended June 30, 1995 was $249,894, a 22% increase over the $204,845 recognized in fiscal 1994. In fiscal 1994, however, the Company's net income had been increased by $100,000 due to the reversal in 1994 of a reserve taken in 1992 in connection with the Company's investment in an Indian power supply manufacturer. Accordingly, the increase in net income from fiscal 1994 to fiscal 1995, excluding the nonrecurring item relating to the India investment, totalled $145,049 or 138%.



Liquidity and Capital Resources


Year ended June 30, 1996 vs. Year ended June 30, 1995

              At June 30, 1996, the Company had negative working capital of $1,604,125, as compared to a positive working capital of $443,359 at the end of the prior fiscal year period. This negative amount of working capital was the result of recognizing certain loans and portions of certain loans as current. Specifically, 1) the remaining balance of $1,332,000 on the note payable relating to the acquisition in 1991, 2) $70,000 portion of the Note payable to the State of Illinois, 3) $53,772 balance due on a note to Boatmen's Bank, and 4) the $187,000 Bridge Financing, would all be paid at the time of the closing of the offering and bank refinancing in July 1996.

          On July 16, 1996, the Company successfully completed a public offering of 494,500 shares of Series A Cumulative Preferred Stock, at $7.00 per share, and 247,250 Redeemable Class A Warrants for Series A Preferred Stock, at $ .10 per warrant. The Company in July, 1996, obtained approximately $2.7 million of net proceeds from this offering. The Series A Cumulative Preferred Stock has a dividend which is cumulative from the date of issue, payable semi-annually at a rate of 8% per annum.

          The primary bank lender as of the end of the fiscal year, Comerica Bank, had an asset based loan facility of up to $2,200,000 dependent on predetermined formulas relative to accounts receivable and inventories. The balance outstanding as of the end of the 1996 fiscal year was $1,875,373. The total amount available to borrow at that date was $1,921,807. In conjunction with the public offering that was completed in July, the Company at that time began a new banking relationship with Marquette National Bank which included a revolving line of credit, with a maturity date of November 1998. The amount available on the line is dependent on predetermined formulas relative to accounts receivable and inventories, of up to $3,000,000. In addition to the line of credit, at the time of the offering closing in July 1996, the Company also obtained a five year term note of $800,000, refinancing its fixed assets.

          The Company's accounts receivable balance at the end of the year was $1,601,989 as compared to $1,193,995. The increase was the direct result of one customer's change in payment terms. This foreign customer in the prior year paid in ten days taking advantage of a discount. However, this year the mode of shipment was changed to ocean freight as opposed to air shipments and the customer, not being able to take advantage of the discount, paid in approximately forty days. The Company has not currently experienced and does not expect to incur any bad debt expense.

          The inventory balance increased by $650,000. This increase was in good part due to the lower than anticipated sales in the fourth fiscal quarter, and also the build up of materials for the new programs that are scheduled to begin in the first half of the next fiscal year.

              The Company expects that the funds from its public offering completed in July, 1996, available borrowings from the new asset based line of credit and the new term loan when combined with thompany s debt and fund operations for the following fiscal year.





















Item 8         FINANCIAL STATEMENTS AND
                           SUPPLEMENTAL DATA



                       INDEX TO FINANCIAL STATEMENTS



Financial Statements:                                                  Page

     Report of Independent Auditors. . . . . . . . . . . . . . 11

     Consolidated Balance Sheets at June 30, 1996
      and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 12

     Consolidated Statements of Operations for the
      three years ended June 30, 1996. . . . . . . . . . . . . 13

     Consolidated Statements of Changes in Stock-
      holders' Equity for the three years ended
      June 30, 1996. . . . . . . . . . . . . . . . . . . . . . 14

     Consolidated Statements of Cash Flows for the
      three years ended June 30, 1996. . . . . . . . . . . . . 15

     Notes to Consolidated Financial Statements. . . . . . . . 17






















                    Seldon, Fox and Associates, Ltd.
                      CERTIFIED PUBLIC ACCOUNTANTS
                          619 ENTERPRISE DRIVE
                     OAK BROOK, ILLINOIS 60521-8835

                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
 Shareholders of MicroENERGY, Inc.



     We have audited the accompanying consolidated balance sheet of MicroENERGY, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroENERGY, Inc. and its Subsidiary at June 30, 1996 and 1995, and the results of their operations and cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                    Seldon, Fox and Associates
                                    Certified Public Accountants

September 6, 1996






                        MicroENERGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                             June 30, 1996 and 1995
          ASSETS                                  1996          1995
Current assets:
 Cash                                      $     19,615  $    113,227
 Accounts receivable                          1,601,989     1,193,995
 Inventories                                  3,364,846     2,712,224
Other current assets                             51,543        53,725

   Total current assets                       5,037,993     4,073,171
Property and equipment                        5,113,120     4,390,516
Accumulated depreciation                     (3,201,432)   (2,604,333)
                                              1,911,688     1,786,183
Other assets, net                               329,674       289,177
                                           $  7,279,355  $  6,148,531
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Notes payable                           $  1,875,373  $  1,165,211
   Current portion of long-term
      obligations                             2,341,020       858,808
   Accounts payable                           1,918,524     1,149,587
   Cash overdraft                                70,883          -
   Amounts due related parties                  127,750          -
   Accrued expenses                             308,568       456,206
       Total current liabilities              6,642,118     3,629,812
Long-term obligations                           874,475     3,514,009
       Total liabilities                      7,516,593     7,143,821
Commitments

Stockholders' deficit:
   8% cumulative Series A preferred stock,
    $.01 par value - 4,000,000 shares
    authorized
   Common stock, $.01 par value - 4,000,000
    shares authorized; 421,477 shares
    issued in 1996 and 316,560 in 1995            4,215         3,166
   Additional paid-in capital                 5,842,616     5,789,714
   Accumulated deficit                       (5,004,208)   (5,356,650)
   Unearned restricted stock compensation    (1,401,550)   (1,455,550)
   Preferred stock subscription                 250,000          -
   Preferred stock warrants                      88,000          -
   Common stock purchase warrants                    75            75
   Treasury stock, at cost, 683,159 shares   (   16,386)   (   16,386)
   Unrealized gain on marketable securities        -           40,341
          Total stockholders' deficit        (  237,238)   (  995,290)
                                           $  7,279,355  $  6,148,531

See accompanying notes.

                        MicroENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1996, 1995 and 1994



                                 1996           1995          1994

Net sales                 $  14,386,323  $  14,588,844 $  12,771,067

Expenses:
  Facility, preproduction
   and production            11,912,736     11,566,567    10,054,423
  Research and development    1,174,322        949,002       920,391
  Selling and marketing         375,099        494,392       418,830
  General and administrative  1,153,781        997,198       951,004

                             14,615,938     14,007,159    12,344,648

     Operating income (loss)(   229,615)       581,685       426,419

Interest expense, net           341,578        331,791       321,574
Foreign investment (income)
 loss                            76,860           -      (   100,000)


     Income (loss) before
       extraordinary item   (   648,053)       249,894        204,845

Extraordinary item-gain on
 debt restructuring           1,000,495           -               -

                Net income$     352,442  $     249,894   $    204,845


Net income (loss) per share:
  Before extraordinary item$     (1.7997)         .7889        .6406
  Extraordinary item              2.7785           -             -

                 Total    $       .9788   $       .7889   $    .6406


Weighted average number
 of shares of common
 stock outstanding              360,088        316,768       319,754




See accompanying notes.

                       MICROENERGY, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCHOLDERS  EQUITY (DEFICIT)
               For the years ended June 30, 1996, 1995 and 1994

                                               Additional
                                Common         Paid-in        Accumulated
                                Stock          Capital        Deficit

  Net balance at 6/30/93     $116,111        $5,866,154      $(5,811,389)

Amortization of                -               -                    -
     restricted stock awards
Forfeiture of restricted
     stock award               (2,000)          (187,235)           -
Net income                     -                    -            204,845

Net balance at 6/30/94         114,111          5,678,919     (5,606,544)

Amortization of
     restricted stock awards   -                   -                -
cancellation of
     150,000 shares            (150)               -                -
Net income                     -                   -              249,894
Change in unrealized gain
     on investment             -                   -                -

Net balance at 6/30/95         113,961          5,678,919      (5,356,650)

Restate for 1 for 360
     reverse stock split       (110,795)        110,795                   -

Net balance at 6/30/95,
     as restated               3,166            5,789,714       (5,356,650)

Amortization of
     restricted stock awards     -                  -                -
Proceeds from preferred
     stock subscription          -                  -                -
Issuance of 880,000
     preferred stock
     warrants @ $.1  0           -                  -                -
Exercise of common stock
     Class D warrants          972                 42,779            -
Exercise of employee
     stock options             21                   7,679            -
Exercise of nonemployee
     stock options             56                   2,444            -
Net income                     -                     -            352,442
Change in unrealized
     gain on investment        -                     -               -

Net balance at 6/30/96         $ 4,215          $5,842,6       $(5,004,208)

(cont'd)




      MICROENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCHOLDERS  EQUITY (DEFICIT)
For the years ended June 30, 1996, 1995 and 1994
                       Unearned                                  Common
                       Restricted    Preferred    Preferred      Stock
                       Stock         Stock        Stock          Purchase
                       Compensation  Subscription Warrants       Warrants

Net balance
at 6/30/93             $(1,730,099)  $    -        $  -          $   75

Amortization of
  restricted stock awards   54,000        -           -               -
Forfeiture of restricted
     stock award           166,549        -           -               -
Net income                      -         -           -               -

Net balance at 6/30/94 (1,509,550)        -           -               75

Amortization of
     restricted stock awards 54,000       -           -                -
cancellation of
     150,000 shares             -         -           -                -
Net income                      -         -           -                -
Change in unrealized gain
     on investment              -         -           -                -

Net balance at 6/30/95 (1,455,550)        -           -                -


Restate for 1 for 360
     reverse stock split        -         -           -                -

Net balance at 6/30/95,
     as restated       (1,455,550)        -           -                75

Amortization of
   restricted stock awards 54,000         -           -                 -
Proceeds from preferred
     stock subscription      -         250,000        -                 -
Issuance of 880,000
     preferred stock
     warrants @ $.10         -            -        88,000               -
Exercise of common stock
     Class D warrants        -            -           -                 -
Exercise of employee
     stock options           -            -           -                 -
Exercise of nonemployee
     stock options           -            -           -                 -
Net income                   -            -           -                 -
Change in unrealized
     gain on investment      -            -           -                 -
Net balance at 6/30/96 $(1,401,550)   $250,000    $88,000           $  75


                                   (cont'd)




                       MICROENERGY, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCHOLDERS  EQUITY (DEFICIT)
               For the years ended June 30, 1996, 1995 and 1994

                                                Unrealized    Stockholders
                                   Treasury     Gain On       Total Equity
                                   Stock        Investments   (Deficit)

Net balance
at 6/30/93             $     (16,386)             $   -          (1,575,534)

Amortization of
     restricted stock awards      -                   -              54,000
Forfeiture of restricted
     stock award                  -                   -             (22,686)
Net income                        -                   -             204,845

Net balance at 6/30/94        (16,386)                -          (1,339,375)

Amortization of
     restricted stock awards      -                   -               54,000
cancellation of
     150,000 shares               -                   -                (150)
Net income                        -                   -             249,894
Change in unrealized gain
     on investment                -                 40,341           40,341

Net balance at 6/30/95         (16,386)             40,341         (995,290)

Restate for 1 for 360
     reverse stock split          -                   -                 -

Net balance at 6/30/95,
     as restated               (16,386)             40,341          (995,290)

Amortization of
     restricted stock awards      -                   -                54,000
Proceeds from preferred
     stock subscription           -                   -               250,000
Issuance of 880,000
     preferred stock
     warrants @ $.10              -                   -                88,000
Exercise of common stock
     Class D warrants             -                   -                43,751
Exercise of employee
     stock options                -                   -                 7,700
Exercise of nonemployee
     stock options                -                   -                 2,500
Net income                        -                   -               352,442
Change in unrealized
     gain on investment           -             (40,341)              (40,341)
Net balance at 6/30/96       $(16,386)          $   -               $(237,238)







              MicroENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1996, 1995 and 1994
                                    1996        1995         1994
Cash flows from operating
 activities:
 Net income                    $   352,442  $   249,894  $   204,845
Adjustments to reconcile net
  income to net cash from
  operating activities:
   Gain on debt restructuring   (1,000,495)        -            -
   Depreciation                    597,099      572,481      536,121
   Property and equipment
    write-off                         -            -           7,194
   Amortization                       -            -          16,052
   Foreign investment income (loss) 76,860         -      (  100,000)
   Compensation paid in common
    stock, net of forfeiture        59,301       53,850       31,315
 Changes in assets and
  liabilities:
   Accounts receivable          (  407,994)      59,624      494,487
   Inventories                  (  652,622)  (  117,675)  (  306,271)
   Other current assets              2,182       12,767   (   24,399)
   Other assets                     19,273  (   33,946)        2,206
   Accounts payable                768,937      346,034      121,658
   Cash overdraft                   70,883         -            -
   Accrued expenses             (   19,888)  (   61,630)  (   74,585)
   Net cash from
    operating activities        (  134,022)   1,081,399      908,623

Cash flows from
 investing activities:
 Additions to property and
  equipment                      (  353,944)  (  173,133)(  152,392)
 Increase in foreign investment       -      (   59,000)        -

   Net cash from
    investing activities        (  353,944)  (  232,133)  (  152,392)

Cash flows from financing
 activities:
 Proceeds from stock subscription  250,000         -            -
 Proceeds from bridge financing    275,000         -            -
 Payment of public offering fees(  176,971)        -            -
 Proceeds from other stock plans    48,650         -            -
 Issuance of long-term obligations 145,478         -            -
 Payment of long-term obligations( 857,965)  (  746,193)  (  498,432)
 Net change in notes payable       710,162   (   35,638)  (  265,741)

   Net cash from
    financing activities           394,354   (  781,831)  (  764,173)
   Net increase (decrease)
    in cash                     (   93,612)      67,435   (    7,942)

Cash at beginning of year          113,227       45,792       53,734

Cash at end of year           $     19,615 $    113,227 $     45,792


                     MicroENERGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)




Supplemental schedule of non-cash investing and financing activities:

   Capital Leases

   In 1996, the Company entered into capital leases for certain equipment. In connection with the capital leases, the Company recorded equipment and long-term obligations of $368,660. In 1994, the Company entered into capital leases for a building and certain equipment. In connection with the capital leases, the Company recorded property, equipment and long-term obligations of $889,861 in 1994 (see Note 6).

   Other Supplemental Disclosures

   Actual interest payments were $339,040, $331,667 and $357,218 for the years ended June 30, 1996, 1995 and 1994, respectively.




See accompanying notes.





























                     MicroENERGY, INC. AND SUBSIDIARY
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

   MicroENERGY, Inc. (MicroENERGY) designs, manufactures and markets high frequency power supplies which are used as components in the electronics systems market. All of the Company's products are customized to satisfy the unique requirements of each customer's application.

2.  Summary of Significant Accounting Policies

   Principles of Consolidation - The consolidated financial statements include the accounts of MicroENERGY and its wholly-owned subsidiary, Tru-Way, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents - MicroENERGY considers all short-term deposits with initial maturities of three months or less to be cash equivalents.

   Accounts Receivable - Accounts receivable for sales to customers are unsecured and consist of the following:
                                        1996          1995
     Accounts receivable            $  1,651,989  $  1,243,995
     Less allowance for
      doubtful accounts               (   50,000)   (   50,000)

                                    $  1,601,989  $  1,193,995

   There were no changes to the allowance for doubtful accounts during 1996 and 1995. For the year ended June 30, 1994, the allowance was reduced by $49,914.

   Inventories - Inventories are stated at the lower of cost
   or market. Cost is determined using the first-in, first-out method. The components of inventories are:
                                        1996          1995
     Raw materials                  $  2,368,798  $  1,852,373
     Work in process                     937,228       937,533
     Finished goods                      509,356       372,854
                                       3,815,382     3,162,760
     Less excess and obsolete
      reserve                         (  450,536)   (  450,536)

                                    $  3,364,846  $  2,712,224

   There were no changes to the excess and obsolete reserve during 1996 and 1995. For the year ended June 30, 1994, the reserve was reduced by $49,328.



   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

2. Summary of Significant Accounting Policies (cont'd)

   Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery methods for tax reporting purposes. Expenditures for repairs and maintenance are expensed as incurred. The components of property and equipment are:


                                          1996          1995

   Land                              $    24,500   $      -
   Building and improvements              72,161          -
   Machinery and equipment             3,327,417     3,072,601
   Leasehold improvements                388,963       386,496
   Capitalized leases:
       Building                          216,780       216,780
       Equipment                       1,083,299       714,639

                                     $ 5,113,120   $ 4,390,516


   Research and Development - Expenditures for research and development activities are charged to expense as incurred.

   Income Taxes - MicroENERGY uses the asset-liability approach of accounting for income taxes (Note 9).

   Earnings Per Share - Earnings per common share are computed based on the weighted average number of common shares outstanding during each period plus the dilutive effect, if any, of outstanding common stock equivalents.

   Pervasiveness of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and operations and the related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

   Certain significant estimates used in the preparation of these financial statements include the following:

   MicroENERGY has estimated that a $50,000 allowance for uncollectible accounts is adequate. This conclusion is based on the current status and age of accounts receivable.








   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


2. Summary of Significant Accounting Policies (cont'd)

   MicroENERGY has estimated a reserve for excess and obsolete inventory of $450,536. This conclusion if based on the current status and age of inventories and estimates of future orders.

   As discussed in Note 3, MicroENERGY has an investment in a foreign entity that is recorded at fair value. The ultimate realization of this investment is based upon future operations of the entity.

   For each of the aforementioned estimates, it is reasonably possible that the recorded amounts or related disclosures could significantly change in the near future as new information is available.

3. Foreign Investment

   In July 1988, MicroENERGY entered into an agreement with MicroENERGY (India) Limited (INDIA), a Private Limited
   Company registered under the Indian Companies Act.
   MicroENERGY was to provide the technical and manu-facturing knowledge and training with regards to the manufacture of power supply products in exchange for $150,000. MicroENERGY was to purchase a 20% equity interest in INDIA with $50,000 of the proceeds. The net amount of $100,000 had been recorded as a receivable from INDIA in 1989 and a $100,000 reserve was recorded in 1992 as no activity under the agreement had yet taken place.

   On January 14, 1994, MicroENERGY entered into a revised agreement with INDIA to again provide the technical and manufacturing knowledge and training in exchange for $150,000 to be received when certain stipulations had taken place. The proceeds were to be used to purchase a 7.9% equity interest after the public offering of the stock of INDIA. The public offering took place in August 1994 and the issue was oversubscribed. Coincident with the agreement, the allowance on the original
   $100,000 INDIA receivable, had been eliminated and income from foreign investment was recorded during 1994.










NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)



3. Foreign Investment (cont'd)

   During 1995, MicroENERGY received 5,007,000 shares of stock at a purchase price of $159,000. This investment, included in noncurrent other assets, is classified as an available for sale security and accordingly recorded at fair value of $199,341 at June 30, 1995. The gross unrealized gain of $40,341 was recorded as a separate component of stockholders' equity (deficit). At
   June 30, 1996, the fair value of this investment declined to $82,140. During 1996, little production has taken place. Accordingly, the $76,860 unrealized loss has been recorded as a permanent decline in the statement of operations.

   Once production commences, MicroENERGY will be paid a commission of 5% of the export sales of INDIA or 3% of their total sales, whichever is greater. During 1995, MicroENERGY received $74,000 of revenue for consulting services performed for INDIA.

4. Notes Payable and Long-term Obligations

   Notes Payable - MicroENERGY has a line of credit agreement with a bank at an interest rate of prime
   (8.25% at June 30, 1996) plus 1.75%.  In 1995, the
   interest rate was at prime (9% at June 30, 1995) plus
   2.5%. The weighted average interest rates for the years ended June 30, 1996, 1995 and 1994 were 11.0%, 11.1% and
   9.7%, respectively. The agreement permits the Company to borrow the lesser of defined percentages of outstanding accounts receivable and inventory or $2,200,000. Borrowings under the line of credit at June
   30, 1996 and 1995 aggregated $1,875,373 and $1,165,211,
   respectively. At June 30, 1996, $46,434 was available to borrow. The line of credit is payable on demand, and secured by a primary interest in accounts receivable and inventory and a subordinate interest in all other assets.

   Subsequent to year end, this line of credit agreement was cancelled (Note 7).







NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

4. Notes Payable and Long-term Obligations (cont d)

   Long-term Obligations - The components of debt
   obligations are as follows:
                                                 June 30,
                                              1996          1995

    Note payable to bank with
    interest at prime plus 2%,
    originally due in quarterly
    installments of $31,500,
    including interest, through
    March 1995. During 1994, the
    terms were renegotiated to
    monthly payments of interest
    through December 15, 1993 and
    monthly payments of $5,250
    principal plus interest from
    January 15, 1994 through
    December 15, 1998.  The note is
    secured by a primary interest
    in certain machinery and
    equipment and a subordinate
    interest in accounts receivable
    and inventories and all other
    equipment.  The City of Quincy,
    Illinois has guaranteed the
    lesser of $230,000 or 36.5% of
    the indebtedness.
                                          $157,500                 $220,500

        Note payable to bank with interest
    at prime plus 2%, originally due
    in monthly installments of $5,000,
    plus interest.  During 1994, the
    terms were renegotiated to monthly
    payments of $2,000 principal plus
    interest through December 15, 1993
    and $5,000 principal plus interest
    from January 15, 1994 through
    April 15, 1996.  A new note dated
    April 15, 1996 has final payment
    due July 1996.  The note is secured
    by a primary interest in certain
    machinery and equipment and a
    subordinate interest in accounts
    receivable, inventories and all
    other equipment.                       10,000        65,000

       (cont d)



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

4.  Notes Payable and Long-term Obligations  (cont'd)

    Long-term Obligations (cont'd)
                                               June 30,
                                         1996          1995
    3% note payable to the City of
    Quincy, Illinois, originally due
    in quarterly installments of
    $27,015, including interest.
    During 1994, the terms were
    renegotiated to monthly interest
    payments through December 31,
    1993, and monthly principal and
    interest payments of $4,660 from
    January 1, 1994 through Decem-
    ber 1, 1998.  The note is secured
    by a subordinate interest in
    accounts receivable, inventories
    and equipment.                    $  134,522    $   185,572

    3% note payable to the City of
    Quincy, Illinois, originally due
    in monthly installments of $4,625,
    including interest.  During 1994,
    the terms were renegotiated to
    monthly interest payments through
    December 31, 1993, and monthly
    principal and interest payments
    of $4,265 from January 1, 1994
    through December 1, 1988.  The
    note is secured by a subordinate
    interest in accounts receivable,
    inventories and equipment.           123,127        169,852

    3% note payable to the City of
    Quincy, Illinois, originally due
    in monthly installments of $7,187,
    including interest.  During 1994,
    the terms were renegotiated to
    monthly interest payments through
    December 31, 1993 and monthly
    principal and interest payments of
    $6,516 from January 1, 1994 through
    December 1, 1998.  The note is
    secured by a subordinate interest
    in accounts receivable, inventories
    and equipment and guaranteed by
    certain shareholders.                188,109        259,495

      (cont d)


          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

4.  Notes Payable and Long-term Obligations  (cont'd)

    Long-term Obligations (cont'd)
                                                   June 30,
                                                1996        1995
    Note payable to the State of Illinois,
    originally due in monthly installments
    of $17,842, including interest at 15%,
    through August 21, 1996.  During 1994,
    the terms were renegotiated to add
    $50,577 of accrued interest to the
    loan balance and decrease the interest
    rate to 5%.  Monthly payments of
    principal and interest of $13,053 were
    due with a balloon payment of $446,711
    due in 1995.  In May 1995, the balloon
    payment was renegotiated to be paid
    over two years at monthly payments of
    $19,997 which includes interest at 9.5%
    for the first year and then at prime
    rate.  In June 1996, an agreement was
    made to pay $70,000 at time of finan-
    cing (Note 7) and continue normal
    payments until January 1997.  The
    note is secured by a subordinate
    interest in accounts receivable,
    inventories and equipment and
    guaranteed by certain shareholders.     $  209,864   $  418,970

    Note payable to bank at prime plus
    2%, due in monthly installments of
    $3,833 principal plus interest, through
    June 25, 1997, secured by a primary
    interest in certain equipment and the
    assignment of certain rents and leases
    paid to the Quincy landlord.  Paid
    subsequent to year end (Note 7).            53,772       99,772

    Notes payable, acquisition of power
    systems division.  MicroENERGY had
    an oral agreement for the note to be
    non-interest bearing with monthly
    payments of $41,042 for a five year
    period beginning in August 1993.
    However, final documents had not been
    received and no payments were made
    during 1994.  On September 20, 1994,
    the repayment terms were again
    renegotiated to payments of $10,000

       (cont d)



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


4.  Notes Payable and Long-term Obligations  (cont'd)

    Long-term Obligations (cont'd)

                                                     June 30,
                                                1996         1995

    per month from October 1, 1994 through
    June 1, 1998; $37,824 per month from
    July 1, 1998 through September 1, 2002
    and $27,824 per month from October 1,
    2002 through December 1, 2002.  The
    notes remain non-interest bearing.
    Amendment dated January 31, 1996
    requires a final payment of $1,332,000
    by July 1996 (Note 7) with $1,000,495
    of debt forgiven.  Accordingly, the
    entire balance is classified as
    current and the gain from debt
    restructuring recorded during 1996.
    The notes are secured by equipment
    purchased from the creditor and a
    subordinate interest in inventory
    and other equipment.                    $ 1,332,000  $ 2,372,495

    Note payable to bank at 5%, due
    in monthly principal and interest
    payments of $1,200.  Final balloon
    payment due in December 2000.  The
    note is secured by real estate
    located in Memphis, Missouri.               100,320       -

    Note payable to bank at 5%, due
    in monthly principal and interest
    payments of $472.  Final balloon
    payment due in January 2001.  The
    note is secured by all equipment
    located in Memphis, Missouri.                23,139       -

    Note payable to bank at 9.5%, due
    in monthly principal and interest
    payments of $497.  Final balloon
    payment due in February 1999.  The
    note is secured by a certain
    vehicle.                                     13,972       -

       (cont d)





NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


4.  Notes Payable and Long-term Obligations  (cont'd)

    Long-term Obligations cont'd)

                                                 June 30,
                                            1996           1995
Bridge notes payable at 8%.
    Principal and accrued interest
    due at financing closing in
    July 1996 (Note 7).                 $    187,000   $      -

    Capital lease obligations                682,170       581,161

    Total debt                             3,215,495     4,372,817

    Less current portion                  (2,341,020)   (  858,80              )

    Long-term obligations               $    874,475   $ 3,514,009


    Future maturities of debt obligations are as follows:

               Year Ending
                 June 30                    Amount

                 1997                    $ 2,341,020
                 1998                        570,328
                 1999                        225,389
                 2000                         16,443
                 2001                         62,315

                                         $ 3,215,495


5. Leased Property

   Capital Leases - MicroENERGY has capital lease arrangements for certain property, machinery and equipment, including certain leases for its Tru-Way manufacturing facility, machinery and equipment that are with a partnership consisting of officers of the Company.

   The 1994 agreement for building and certain equipment is leased from the partnership over a five-year term. Minimum monthly lease payments for the real estate and equipment total $16,500. In addition, another equipment lease was entered into with the partnership in December 1993 for a three year term with minimum monthly lease payments of $3,025.




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

5. Leased Property (cont'd)

   Capital Leases (cont'd)

   Actual payments to the partnership totalled $106,550 in 1996 and $351,587 in 1995. At June 30, 1996, $127,750 was due to
   the partnership under these lease agreements.

   Property and equipment and related accumulated depreciation under these capital leases was $1,300,079 and $588,518, respectively, at June 30, 1996 and $931,419 and $374,115, respectively, at June 30, 1995. Amortization charges related to capitalized assets are included in depreciation expense.

   Operating Leases - MicroENERGY leases its main manufacturing facility space under a ten year operating lease and its office space under two five year operating leases.

   Total rent expense under operating lease agreements approximated $384,773, $377,128, and $355,534 in 1996, 1995 and 1994, respectively.

   Future minimum lease payments under capital and operating leases with commitments beyond one year are as follows:


                                          Capital   Operating
    Year Ending June 30,                  Leases      Leases

         1997                           $  349,983 $   358,188
         1998                              334,857     338,059
         1999                               86,078     317,252
         2000                                  -       317,252
         2001                                  -       317,252

      Thereafter                               -       139,794

    Total minimum lease payments           770,918 $ 1,787,797

    Imputed interest                      ( 88,748)

                                        $  682,170











          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

6.  Stockholders' Equity

    Reverse Stock Split - Effective May 13, 1996, the Company consummated a 1-for-360 reverse stock split. Each share of common stock issued and outstanding immediately prior to the reverse split date was reclassified and changed into .00278 of a share of common stock with a new par value of .01 per share. Prior to the reverse split date, the Company had 180,000,000 shares of common stock authorized with a par value of .001 per share. Accordingly, the number of shares issued in 1995 as reflected in the accompanying consolidated balance sheet and the weighted average number of shares outstanding for 1995 and 1994 with related per share information as reflected in the accompanying consolidated statement of operations has been restated to reflect the 1-for-360 reverse stock split.

    In addition, all share information in the following descriptions of the Company's stock plans have been restated to reflect the 1-for-360 reverse stock split.

    Restricted Stock Grant Program - The Company maintains a restricted stock grant program. In 1990, certain key employees received 58,333 shares of restricted stock of the Company. The restricted stock vests ratably beginning
    July 1, 1993 through 2026. The restrictions lapse in the event of the key employee's death, permanent disability or termination of employment by the Company without good reason, or a change in control of the Company (as defined). The total market value of the shares awarded under the plan as of the grant date aggregating
    $1,968,750 was recorded as unearned restricted stock award compensation and reported as a separate component of stockholders' equity. 5,556 shares were forfeited in 1994 as one of the employees resigned.

    Compensation expense is being amortized over the period in which participants perform services and the restrictions on the stock awards lapse.

    Stock Purchase Warrants - Stock purchase warrants were issued to certain officers of the Company in consideration for personal guarantees provided on certain debt. On April 10, 1991, MicroENERGY issued Class C warrants which give certain officers the right to convert such warrants to 56,944 shares of common stock at an exercise price ($22.68) approximating market value at the date of grant. The warrants became exercisable on April 10, 1992, and expire April 10, 1998.




         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


6.  Stockholders' Equity (cont'd)

    Stock Purchase Warrants (cont'd)

    In addition, the Company entered into a contingent loan agreement with the warrant holders pursuant to which the Company will lend the holders funds necessary to exercise the Class C warrants in the event that a person or group acquired 10% of the Company's common stock. None of the warrants have been exercised to date.

    On December 13, 1994, MicroENERGY issued Class D warrants which give certain officers the right to convert such warrants to 97,222 shares of common stock at an exercise price of $.45, which approximated 125% of market value at date of grant. The warrants become exercisable on December 13, 1995 and expire December 13, 2001. During 1996, all of these warrants were exercised.

    Stock Option Plans - The stockholders of MicroENERGY have approved four Incentive Stock Option Plans (the "plans"). Options granted under these plans are intended to qualify as "incentive stock options," as defined by the Internal Revenue Code. Two of these plans have expired, however options remain outstanding under those plans. A total of 63,889 shares of common stock are reserved for issuance upon exercise of options granted under the plans. Options for 5,319, 7,736 and 4,875 shares were outstanding at June 30, 1996, 1995 and 1994, respectively. During 1996, no options were granted, 2,139 options exercised and 278 options were cancelled. During 1995, options for 3,111 shares were granted, no options were exercised and 250 options were cancelled. During 1994, options for 694 shares were cancelled. The options have exercise prices ranging from $3.60 to $16.20, with an average price of $5.25. Options granted under the plans are not exercisable until one year after the date of the grant, vest ratably over a five year period and may only be exercised while the holder is an employee of MicroENERGY. Options expire no later than ten years after the date of grant. At June 30, 1996, 5,319 shares are exercisable.

    On November 12, 1990, the Board of Directors of the Company also approved a nonqualified stock option plan which granted an outside Director the option to purchase up to 5,556 shares of common stock at an exercise price of $.45. The options were exercisable upon award and expire ten years from the date of grant. During 1996, all of these options were exercised.


    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

6.  Stockholders' Equity (cont'd)

    Preferred Stock Subscription - In January 1996, the Company received $250,000 from certain officers of the Company as a preferred stock subscription. The subscription is for 350,000 shares of Series A Cumulative Preferred Stock and will be identical to the terms of the preferred stock described in
    Note 7, except that the officers have agreed to waive the semi-annual dividends in excess of $.40 per share.

    Preferred Stock Warrants - In March 1996, the Company obtained bridge financing from six lenders in the amount of $275,000 in anticipation of a secondary public offering. The lenders are the individuals identified in the Prospectus as "Selling Securityholders" (Note 7). In exchange for the $275,000, the Company gave the Selling Securityholders non-negotiable promissory notes in the aggregate principal amount of $187,000 (Note 4), plus 880,000 Redeemable Class A Preferred Stock Warrants at $.10 per warrant. The Redeemable Class A Warrants acquired by the Selling Securityholders in the bridge financing are identical to those described in Note 7.

7.  Subsequent Events

    Securities Offering - Effective July 10, 1996, the Company offered 494,500 shares of Series A Cumulative Preferred
    Stock. $.01 par value, and 247,250 Redeemable Class A
    Warrants for Series A Preferred Stock.

    The Preferred Stock is not convertible into any other security. Dividends on the Preferred Stock are cumulative from the issue date and are payable semi-annually at the rate of 8% per annum. At the Company's option, the dividends may be paid in whole or in part, either in cash or in shares of the Company's Common Stock valued at the average closing bid price for the ten days preceding the dividend payment date.

    Each Class A Warrant entitles the holder to purchase one share of the Company's Series A Preferred Stock at an exercise price of $7.00, subject to adjustment, from July 10, 1997 through July 9, 2000. At any time the Class A Warrants are exercisable, the Warrants are also subject to redemption by the Company on not less than 30 days notice at $.01 per Warrant, provided the closing bid price of the Preferred Stock exceeds $9.00 per share for five consecutive trading days ending fifteen days prior to the date notice is sent.

    The net receipts from this offering after underwriter commissions and secondary offering direct expenses totalled
    $2,694,334.




7.  Subsequent Events (cont'd)

    Debt Financing - On July 17, 1996, the Company entered into a new financing agreement with a bank. The revolving line of credit agreement is at an interest rate of prime plus .25%.
           The agreement permits the Company to borrow a maximum of the lesser of $3,000,000 or the borrowing base.
           The borrowing base is defined as the sum of a.) an eighty-five percent advance against eligible receivables that are ninety days or less from date of invoice, and b.) a forty percent advance against eligible inventory as defined, not to exceed $1,000,000. The line of credit agreement is due and payable on November 1, 1998. The line is secured by a primary interest in all assets , wherever located. This first position security interest only pertains to those assets not pledged under duly authorized and validly perfected purchase money equipment leases already existing. Under these lease scenarios, the bank's security interest would be subject to the
           existing lessor's interest.   In addition, two stock-
           holders of the Company have guaranteed the debt, limited to $300,000 each. This revolving line of credit agreement replaced the line of credit agreement discussed in Note 4.

    The new financing agreement also allows for a term loan with a maximum advance of $800,000. Principal payments of $13,333 plus interest at prime rate plus .25% is payable monthly. Full payment of amounts due are payable on July 1, 2001. The term loan is secured and guaranteed under the same terms as the aforementioned line of credit agreement.

    The proforma effect of the securities offering and new bank financing on the June 30, 1996 balance sheet is as follows:

                                               Securities     Bank
                       Actual    Offering   Financing  Proforma

    Cash             $   19,615$   291,803  $(70,883) $  240,535
    Other assets        329,674   (176,970)     -        152,704
    Notes payable    (1,875,373) 1,875,373      -          -
    Current portion
     of long-term
      debt           (2,341,020)   842,772   640,000    (858,248)
    Cash overdraft      (70,883)      -       70,883        -
    Accrued expenses   (308,568)  (138,644)     -       (447,212)
    Long-term debt     (874,475)      -     (640,000) (1,514,475)
    Preferred stock    (250,000)(2,672,824)     -     (2,922,824)
    Preferred stock
     Warrants           (88,000)   (21,510)     -       (109,510)
    Total equity        237,238 (2,694,334)     -     (2,457,096)




           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

8.  Employee Benefit Plan

    The Company sponsors the MicroENERGY, Inc. Savings and Investment Plan, a defined contribution 401(k) plan covering all full-time employees who meet certain age and length of service requirements. Employer matching contributions are at the Company's sole discretion. Employer contributions expensed for the year ended June 30, 1996, 1995 and 1994 totaled $24,504, $26,211 and $22,326, respectively.

9.  Income Taxes

    During 1994, the Company adopted FASB Statement Number 109, "Accounting for Income Taxes". The statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance is recognized if it is more likely than not that a deferred tax asset will not be realized. The adoption of this statement had no effect on 1994 net income, nor was there a cumulative effect of a change in accounting because no provision had been recorded for federal or state income taxes for the years ended June 30, 1993 and 1992 due to net operating losses incurred in those years.

    The following is a reconciliation of income taxes at the federal statutory rate:

                                           For the Year Ended
                                                 June 30,
                                            1996          1995
    Computed income taxes
     at federal statutory rate of 34%    $ 119,830   $  84,964
    State taxes, net of federal benefit      9,535      16,872
    Effect of graduated rates                3,521       ( 469)
    Permanent differences                   11,525       9,373
    Temporary differences for which
     deferred taxes had not been
     recognized                             20,814      24,868
    Benefit of tax loss carryforward      (175,225)   (135,808)

       Total provision for income taxes   $     -   $     -

    Provision for income taxes -
     current:
       Loss before extraordinary item  $  (322,195) $  135,808
       Extraordinary item                  497,420        -

          Total                            175,225      135,808
       Benefit of tax loss carryforward   (175,225)    (135,808)

                                       $     -        $     -

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

9.  Income Taxes (cont'd)

    At June 30, 1996, the cumulative net operating loss carry-forward available to MicroENERGY for income tax purposes was approximately $3,265,000. If not used to offset future taxable income, the net operating loss carryforwards will expire in various years beginning in 2000 and continuing
    through 2008.    In addition, the Company has investment tax
    credit, research and development credit and AMT credit carryforwards of approximately $18,000, $203,000 and $15,500, respectively, at June 30, 1996. If not used to offset future taxes, the carryforwards expire in years beginning in 1999 and continuing through 2006. A deferred tax asset for these carryforwards of approximately $1,514,000 at June 30, 1996 and $1,660,000 at June 30, 1995
    has been offset by a valuation allowance in an equal amount.

    The Company's ability to utilize the carryforwards would be restricted upon the occurrence of an "ownership change" within the meaning of section 382 of the Internal Revenue Code of 1986. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred at the closing of the securities offering as discussed in Note 7. As a result of the ownership change, the Company will generally be permitted to utilize net operating loss carryforwards in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (i) the fair market value of the Company's equity at the time of the ownership change (reduced by the amount of certain capital contributions such as those received pursuant to this Offering) and (ii) a long-term tax-exempt rate published by the Internal Revenue Service (currently 5.78% for ownership changes occurring in July 1996). Further, the Company's ability to utilize its ITC, RDC and AMT carryforwards will also be limited as a result of the ownership change in an amount determined by reference to the Section 382 limit. As a result, the Company does not expect to utilize its full NOL and tax credit carryforwards to offset future taxable income and tax liability. This limitation could have a materially adverse effect on the Company's net income if the Company were to generate taxable income (or tax liability) materially in excess of the limitations.

    In addition to the benefit of tax carryforward items, deferred taxes are also recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities.





          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


9.  Income Taxes (cont'd)

   Temporary differences as of June 30, 1996 and 1995 are as follows:

                                         June 30,
                                1996                1995
                           Total   Deferred    Total  Deferred
                           Amount      Tax     Amount      Tax
   Current:
   Inventory:
      Uniform
       capitalization    $  558,800$218,800$  391,300$151,300
      Obsolescence
          and excess
       reserve              515,000 201,600   732,600 283,300
   Allowance for bad
    debts                    50,000  19,600   50,000   19,300
   Accrued expenses          93,000  36,400  132,800   51,300

   Long-term:
   Foreign investment        76,900  30,100       -      -
   Depreciation             (86,500)(33,900)(105,200) (40,700)
   Capital lease             45,500  17,800   44,500   17,200
   Stock benefit
      plans                 378,000 148,000  324,000  125,300

                         $1,630,700$638,400$1,570,000 $607,000


   The deferred tax assets totalling $638,400 at June 30, 1996 and $607,000 at June 30, 1995 have been offset by a valuation allowance in an equal amount.

10.Significant Concentrations

   Customers - Revenues are generated from sales to OEM customers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry.

   During 1996, net sales to two customers was 40% and 13%, respectively, of total net sales. However, the first major customer is comprised of four autonomous purchasing units. If considered separately, one unit would be considered a major customer with 30% of total net sales.

   During 1995, net sales to one customer was 28% of total net sales. However, the major customer is comprised of




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

10.Significant Concentrations (cont d)

   five autonomous purchasing units. If considered separately, one unit would be considered a major customer with 26% of total net sales.

   During 1994, net sales to two customers were 19% and 11%, respectively. However the first major customer is comprised of ten autonomous purchasing units. If considered separately, one unit would be considered a major customer with 14% of total net sales. Accounts receivable from these customers totaled $470,341 and $470,341 at June 30, 1996 and 1995, respectively.

   Export Sales - During 1996, 1995 and 1994, export sales, principally to Europe and Canada, were 48%, 36% and 38%, respectively, of total net sales. Of the 48% in 1996, sales to the United Kingdom and Canada were 32% and 16%, respectively.

   Vendors - The Company currently buys certain production material from two vendors. Purchases from these two companies approximated 17.7% and 12.6% of total material purchases for the year ended June 30, 1996. A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

11.   Fair Value of Financial Instruments

   Cash, Accounts Receivable and Accounts Payable - The carrying amounts approximate fair value because of the short maturity of those instruments.

   Foreign Investment (Note 3) - The investment is recorded at its fair value based on the quoted market price and the foreign currency exchange rate as of the balance sheet date.

   Notes Payable - The carrying amount approximates fair value because of the short maturity and the interest rate floats with the prime rate.

   Long-term Debt - The fair value of long-term debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's various lenders. The carrying value of all long-term debt approximates fair value at the balance sheet date.










     Item 9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE



                                  Not Applicable




                                                PART III


            Item 10            DIRECTORS AND EXECUTIVE OFFICERS
                                       OF THE REGISTRANT


     Name, Age                Business Experience
     and Positions            during past 5 years
     and Offices              and principal
     Held With                Occupations              Director
     Registrant                                        Since

     Robert G. Gatza,
     Age 54                   1983-Present: President  1983
     Chairman of the Board    and Chief Executive
     President                Officer of Microenergy

     Robert J. Fanella,       1983 - Present           1987
     Age 46                   Chief Financial Officer
     Executive Vice Presi-    of MicroEnergy
     dent, Secretary,
     Treasurer, Director

     George M. Bradshaw       1983-Present:            1988
     Age 50                   Practicing Attorney
     Director                 in areas of corporate
                              law, real estate, and
                              Commercial law


















Compliance With Section 16(a) of the Exchange Act
                       During the 1996 fiscal year no directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.




Item 11               EXECUTIVE COMPENSATION

          Table I on the following page sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for service rendered in all capacities during each of the fiscal years ended June 30, 1996 ,1995, and 1994:

(1) the Registrant's Chief Executive Officer (CEO), and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended June 30, 1996 exceeded $100,000.

          Table II on the following page sets forth certain information on stock options or warrants held by Officers of the Company on June 30, 1996.

          There were no stock options or warrants acquired by the officers of the Company during the year ended June 30, 1996.




























                       I. SUMMARY COMPENSATION TABLE



Name and Principal  Fiscal                     Option     All oth
  Position           Year    Salary   Bonus    Shares      Comp *

Robert G. Gatza      1996   $275,134    --       --       $  750
   CEO               1995   $210,001    --       --       $1,500
                     1994   $212,281    --       --       $1,500



Robert J. Fanella    1996   $269,112    --       --       $  750
                     1995   $204,301    --       --       $1,500
                     1994   $201,150    --       --       $1,500



  * Represents Company matching contribution to 401(K) Plan






                 II. AGGREGATED FISCAL YEAR OPTION VALUES



                  Number of Securities    Value of Unexercised
                 Underlying Unexercised  In-the-Money Options
                  Options at Fiscal       at Fiscal Year-End ($)
                  Year-End (#)


Robert G. Gatza    38,333  Exercisable        $      0



Robert J. Fanella  18,611  Exercisable        $      0






Compensation Plans
          The Company has no compensation plans, other than 401K and life and medical plans which are available to all employees.


Restricted Stock Grant Program
          On May 19, 1989, the shareholders of the Company adopted a Restricted Stock Grant Program (the "Program"), pursuant to which 58,333 shares of common stock were reserved for issuance. On July 3, 1989, the reserved shares were issued to two "Grantees", namely Robert G. Gatza (34,722 shares)and Robert
J. Fanella (18,056 shares). Messrs. Gatza and Fanella are the Company's officers and directors.
          The shares issued under the terms of the Program are subject to the following restrictions:
          1. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. This restriction shall lapse, with respect to 3 1/3% of the number of shares granted under the Program, and those shares will become unrestricted stock, on the last day of the Company's 1997 fiscal year. The restriction shall lapse with respect to each additional 3 1/3% of such number of shares on the last day of each successive fiscal year of the Company, until the final year which will have 13 1/3%.
          2. The restriction shall also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.
          3. Shares which have not become unrestricted under the circumstances referred to in Item 1 or Item 2 above shall be forfeited to the Vcompany upon termination of the Grantee's employment with the Company.

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




Incentive Stock Option Plans
          On December 6, 1984 the shareholders of the Company approved the 1984 Incentive Stock Option Plan and the 1985 Incentive Stock Option Plan for 8,333 shares (the number of shares in this section all reflect the 1-for-360 reverse stock split of May 7, 1996); and on February 24,1992 the share holders of the Company approved the 1992 Incentive Stock Option Plan for 5,556 shares; and on May 7, 1996 the shareholders of the Company approved the 1996 Incentive Stock Option Plan for 50,000 shares. Options granted under the Plans are intended to qualify as "incentive stock options", as defined in Section 422A of the Internal Revenue Code. The 1984 and 1985 plans expired with options for 5,319 shares outstanding. There were 278 shares not granted under the expired 1984 and 1985 plans and they will not be eligible for grant under terms of the two plans. A total of 5,556 shares of common stock are reserved for issuance upon exercise of options granted under the 1992 Plan. A total of 50,000 shares of common stock are reserved for issuance upon exercise of options granted under the 1996 Plan. Options for a total of 8,056 shares have been granted to employees of the Company under the 1984 and 1985 Plans. Options for 2,736 shares have been exercised to date at an average purchase price of $10.16. No options have been issued to any person who is currently an officer or director of the Company. The average exercise price of the options which are outstanding is $5.25.

Other Compensation
          The two persons who were officers of the Company during the last fiscal year did not receive non-cash compensation exceeding in aggregate 10 percent of their aggregate cash compensation.

Compensation of Directors
          During the fiscal year ended June 30, 1996, the Company paid no fees or other cash compensation to directors for service on the Board. Mr. George M. Bradshaw, a member of the Board of Directors, received $19,477 for legal services rendered to the Company.
          On November 12, 1990, the Board of Directors granted to George M. Bradshaw, a member of the Board of Directors, a non-qualified option to purchase up to 5,556 shares of the Company's common stock at any time prior to November 12, 2000. These options were exercised during the fiscal year ending June 30, 1996.



Item 12               SECURITY OWNERSHIP OF
                       CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

          The following table sets forth the equity securities of the Company beneficially owned by any person who, to the knowledge of the Company, owned beneficially more than 5% of either class of voting stock as of September 3, 1996, by all directors of the Company, and by the directors and officers of the Company as a group. The table also indicates the number of votes to which each person would be entitled in the event of a shareholders meeting and the percentage of the total voting power represented thereby. None of the persons identified below owns any securities of the Company other than the Common Stock and the Series A preferred Stock listed below.

           Name and     Amount and
           Address of   Nature of                          Percentage
Title of   Beneficial   Beneficial  Percentage             of Voting
Class      Owner        Ownership   of Class       Votes     Power(1)

Common      Robert G.     134,407      29.3%       134,407     10.3%
Stock        Gatza(4)     shares of
                          record(2)(3)

Series A    Robert G.     175,000      20.7%       175,000     13.4%
Preferred    Gatza(4)     shares of
Stock                     record

Common     Robert J.      87,662       19.9%        87,662      6.8%
Stock        Fanella(4)   shares of
                          record(2)

Series A    Robert J.     175,000      20.7%       175,000     13.6%
Preferred    Fanella(4)   shares of
                          record

Common      George M.     7,699         1.8%         7,699      0.6%
Stock        Bradshaw(5)  shares of
                          record

Common      All officers  229,767      48.0%       229,767     17.4%
Stock       and directors shares of
            as a group    record(2)
           (3 persons)

Series A    All officers  350,000      41.4%       350,000     26.5%
Preferred   and directors shares of
Stock       as a group    record(2)
           (3 persons)





          (1) In determining the percentage of outstanding shares or the percentage of voting power, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.

          (2) Includes shares of Common Stock issued pursuant to the Restricted Stock Grant program as follows: Robert G. Gatza-34,722 shares, Robert J. Fanella-18,056 shares. Also includes Class C Warrants to purchase shares of Common stock at $22.68 per share as follows: Robert G. Gatza-38,333 shares, Robert J. Fanella-18,611.


          (3) Does not include 18,192 shares owned by Carol Ann
Gatza, Mr. Gatza's wife. Mr. Gatza does not share voting power with respect to those shares and, accordingly, disclaims beneficial ownership of them.

          (4) The business address of Messrs. Gatza and Fanella is c/o MicroENERGY, Inc., 350 Randy Road, Carol Stream, Illinois
60188.

          (5) The business address of Messr. Bradshaw is c/o
Huck, Bouma, Martin, Charlton, & Bradshaw P.C., 1755 S.
Naperville Rd., Suite 200, Wheaton, Illinois 60187.



Item 13              CERTAIN RELATIONSHIPS AND
                       RELATED TRANSACTIONS

Transactions Relating to Tru-Way, Inc.

          On December 30, 1988, Robert Gatza and Robert Fanella, who are directors and officers of the Company, (together referred to as the "Partners") formed an Illinois Partnership called ARQUBE. Under the terms of their partnership agreement, the ownership interest of the Partners in ARQUBE is as follows:
          Robert Gatza   - 66 2/3%
          Robert Fanella - 33 1/3%


          ARQUBE was formed for the purpose of acquiring the land and fixed assets owned by Tru-Way, Inc. an Illinois corporation engaged in the business of manufacturing fabricated metal parts used in the Company's principal product. The assets purchased by ARQUBE included all the machinery and equipment and an industrial building in Stone Park, Illinois. The total purchase price was $350,000. ARQUBE obtained a loan for the amount of $350,000 and the loan was personally guaranteed by the Partners. The land and industrial building were placed in trust and also secure ARQUBE's obligation.
          Subsequent to ARQUBE's acquisition of Tru-Way's land and fixed assets, the Company purchased all of the outstanding shares of stock of Tru-Way, Inc.
            On July 22, 1993 the Stone Park facility was sold and a larger facility in Northlake, Illinois (10,800 square feet versus 5,100 square feet) was purchased. At this date the operations of Tru-Way were consolidated into this larger facility, the July 1, 1990 lease between ARQUBE and Tru-Way was terminated and new leases for the facility and equipment were entered into. The lease for the facility is for a five year period, with monthly rental payments of $4,500, and the equipment lease is for a five year period, with monthly payments of $12,000. The two leases expire July 30, 1998.
          On December 1, 1993, a lease for additional metal fabricating equipment was entered into. The terms of this lease were $3,025 per month, for a period of three years.
          The Company has recorded these three leases as capital leases. The Company believes that the terms of these leases are equivalent to those available in arms-length transactions.



Transactions Relating to Debt Renegotiation

          The Company was required to renegotiate the terms of all of its term debt due to cash flow considerations. The renegotiation included the debt to the City of Quincy and the Illinois Department of Commerce and Community Affairs ("DCCA"), both of which were personally guaranteed by Messrs. Gatza and Fanella. The City of Quincy loan payout was extended approximately two years and the DCCA loan one year beyond the original term. The total amount outstanding at the time of renegotiation was $357,000 for the City of Quincy loan and $435,000 for the DCCA loan. As part of the renegotiations, the personal guarantees needed to be extended for the additional time.
          In order to induce Messrs. Gatza and Fanella to provide the extension of the personal guarantees, the Board of Directors granted to Mr. Gatza a Class D Warrant to purchase up to 58,333 shares of common stock between December 13, 1995 and December 13, 2001, and granted to Mr. Fanella a Class D warrant to purchase up to 38,889 shares of common stock during the same period. The Class D Warrants were exercisable at $.00125 per share which was 125% of the market bid price on December 13, 1994, the date of grant. The market value at the date of grant was equal to approximately 6% of the amount guaranteed at the time of renegotiation. The warrants were exercised during the fiscal year ending June 30, 1996.


Transactions Relating to Debt Compromise

          In January, 1996 the Company reached agreement with its major creditor to compromise a long-term debt of $2,332,000 by the immediate payment of $1,332,000. The compromise was intended to improve the Company's financial condition, and to increase the net worth of the Company sufficiently that upon the completion of the Series A Preferred Stock Offering the Company was eligible to have the securities sold in that Offering listed on the NASDAQ SmallCap Market.

          In order to obtain the funds needed to finance the debt compromise, the Company sold 350,000 shares of Series A Preferred Stock in equal parts to Messrs. Gatza and Fanella in exchange for their cash payment of $250,000 and their agreement to give personal guarantees on a loan of $800,000. The Series A Preferred Stock issued to Messrs. Gatza and Fanella is identical to that which was sold in the offering. Messrs. Gatza and Fanella have agreed, however, that while they hold the Series A Preferred Stock they will waive the semi-annual dividends in excess of $.40 per share (the Series A preferred Stock will pay $.56 per share).





































                              PART IV

Item 14            EXHIBITS, FINANCIAL STATEMENT
                 SCHEDULE AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

     (1) Financial statements and financial statement schedules

         (a) The Financial Statements of MicroENERGY, Inc. and the Independent Auditors' Report of Selden, Fox and
             Associates, Ltd. are set forth in the index to Item
             8.

         (b) Financial Statement Schedules: The supplemental financial information listed in the index to Item 8 is filed as part of this 10-K and should be read in conjunction with the financial statements. Schedules not included with this additional information have been omitted either because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(b)  8-K Reports -none filed

(c)  Exhibits:

          3(a) Certificate of Incorporation, as amended has been filed as an Exhibit to the Company's S-18 Registration
Statement dated February 2, 1984 and is incorporated by reference herein as an exhibit hereto.

          3(a)(1) Certificate of Amendment to Certificate of Incorporation dated February 12, 1987 - has been filed as an Exhibit to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1987 and is incorporated by reference as an exhibit hereto.

          3(a)(2) Certificate of Amendment to Certificate of Incorporation dated December 20, 1990 - filed as an exhibit to the Company's Annual Report on form 10k for the fiscal year ended June 30,1991 and is incorporated by reference as an exhibit hereto.

          3(a)(3) Certificate of Amendment to Certificate of
Incorporation dated May 13, 1996 and Certificate of Correction dated June 3, 1996- filed as an exhibit to the Company's
Registration Statement on Form S-1 (333-1835) and incorporated herein by reference.

          3(a)(4) Certificate of Designation of Series A
Preferred Stock, dated July 11, 1996- filed as an exhibit to the Company's Registration Statement on Form S-1 (333-1835) and incorporated herein by reference.

          3(b) By-laws, as amended, have been filed as an Exhibit to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1984 and are incorporated by reference as an exhibit hereto.

          10(a) Lease for premises at 350 Randy Road, Carol Steam, Illinois have been filed as an Exhibit to the Company's Annual Report on form 10K for the fiscal year ended June 30, 1993, and are incorporated by reference as an exhibit hereto.

          10(b) 1992 Incentive Stock Option Plan- filed with the Company's proxy materials used in connection with the Annual
Meeting on February 24, 1992 and incorporated herein by reference.

          10(c) 1996 Incentive Stock Option Plan- filed with the Company's proxy materials used in connection with the Special
Meeting of shareholders on April 23, 1996 and incorporated herein by reference.

          10(d) 1985 Incentive Stock Option Plan - filed with the Form 10K for fiscal year ended June 30, 1984 and incorporated herein by reference.

          10(e)  Lease dated August 20, 1986 for premises in
Quincy, Illinois filed as an Exhibit to the Company's Report on Form 10K for the year ended June 30, 1986 and incorporated by reference as an exhibit hereto.

                          10(e)(1) Amendment to Lease for
premises in Quincy, Illinois- filed with the Form 10K for fiscal year ended June 30, 1993 and incorporated herein by reference.

          10(f) Loan and Development Agreement with Promissory Note dated August 20, 1986 between the Company and the City of Quincy, Illinois filed as an Exhibit to the Company's Report on Form 10K for the year ended June 30, 1986 and incorporated by reference as an exhibit hereto.

          10(g)  Promissory Note and Collateral Security
Agreement dated August 20, 1986 between the Company and Boatmen's
Bank of Quincy filed as an Exhibit to the Company's Report on Form 10K for the year ended June 30, 1986 and incorporated by reference as an exhibit hereto.

          10(h) Credit Agreement between the Company and Boatmen's Bank of Quincy - has been filed as an Exhibit to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1988 and is incorporated by reference as an exhibit hereto.

          10(i)  Restricted Stock Grant Program - filed with the
Company's proxy materials used in connection with the Annual
Meeting on May 19, 1989 and is incorporated herein by reference.

          10(j). Asset Purchase Agreement between the Company and NCR Corporation dated July 1, 1990 - filed as an Exhibit to the Company's Annual Report on Form 10k for the fiscal year ended June 30, 1991 and is incorporated by reference as an exhibit hereto.

                          10(j)(1) Amendment to Agreement with
NCR relating to the Debt and License Agreement contained in the Asset Purchase Agreement.- filed with the Form 10K for fiscal year ended June 30, 1993 and incorporated herein by reference.

                        10(j)(2) Amendment to exhibit 10(j)(1),
relating to payment terms of outstanding debt.- filed as an exhibit to the Company's Annual report on Form 10K for the fiscal year ended June 30, 1994, and is incorporated herein by reference.

                        10(j)(3) Amendment to Asset Purchase
Agreement with NCR relating to payment terms of outstanding debt.- filed as an exhibit to the Company's Registration Statement on Form S-1 (333-1835) and incorporated herein by reference.

          10(k). 1991 financing documents related to the State of Illinois, City of Quincy, and Comerica Bank - filed as an exhibit to the Company's Annual Report on Form 10k for the fiscal year ended June 30,1991 and is incorporated by reference as an exhibit hereto.

                        10(k)(1).  1994 and 1995 amendments to
financing documents related to the 1991 State of Illinois and the City of Quincy loan agreements. -filed as an exhibit to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1995 and is incorporated by reference as an exhibit hereto.

          10(l). Class C Warrants for 20,500,000 shares of common stock issued to Robert G. Gatza and Robert J.Fanella in return for personal guarantees on certain of the Company's debt-filed with the Company's proxy materials used in connection with the Annual Meeting on February 24,1992 and is incorporated herein by reference.

          10(m). Employment agreements dated February 1, 1996, with Robert G. Gatza and Robert J. Fanella- filed as an exhibit to the Company's Registration Statement on Form S-1 (333-1835) and incorporated herein by reference.

          10(n).  Commercial Loan and Security Agreement with
Promissory Notes, dated July 17, 1996, between the Company and
Marquette National Bank.- filed herewith

          10(o). Lease for premises, from ARQUBE, at Northlake, IL; Tru-Way facility- filed with Form 10K for fiscal year ended
June 30, 1993, and incorporated herein by reference.

          10(p). Equipment Lease, from ARQUBE, for Tru-Way operations- filed with the form 10K for fiscal year ended June
30, 1993, and incorporated herein by reference.

          10(q) Subscription agreements with Robert G. Gatza and Robert J. Fanella, dated February 1, 1996- filed as an exhibit to the Company's Registration Statement on Form S-1 (333-
1835) and incorporated herein by reference.

          (22) Subsidiaries - Tru-Way, Inc., an Illinois corporation.










































                            SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MicroENERGY, INC.
  (Registrant)


By /s/ Robert G. Gatza
     Robert G. Gatza
     President

Date: September 27, 1996


          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert G. Gatza
Robert G. Gatza
President (Principal Executive Officer), Director
Date: September 27, 1996


/s/ Robert J. Fanella
Robert J. Fanella
Treasurer (Principal Financial Officer)
          (Principal Accounting Officer), Director
Date: September 27, 1996


/s/ George M. Bradshaw
George M. Bradshaw
Director
Date: September 27, 1996