Form 10-Q
period 1996-09-30
MICROENERGY INC
filed 1996-11-05
CIK 740622

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     September 30, 1996

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  For the transition period from                to


                      Commission File Number     0-12595

                               MicroENERGY, Inc.
           (Exact Name of Registrant as specified in its Charter)

       Delaware                                             36-3262274
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization                           Identification No.)

350 Randy Road, Carol Stream, IL                               60188
 (Address of Executive Offices)                             (Zip Code)

   Registrant's Telephone Number, including Area Code: (630) 653-5900

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

As of September 30, 1996 there were outstanding 421,477 shares of Common Stock, $.01 par value.

                               MICROENERGY, INC.


                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheet for September 30, 1996 (unaudited) and June 30, 1996 (audited).

              Condensed Statement of Operations (unaudited) for the quarters ending September 30, 1996 and September 30, 1995.

              Condensed Statement of Cash Flows (unaudited) for the three months ending September 30, 1996 and September 30, 1995.

              Notes to Condensed Financial Statements (unaudited)

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                       1st Quarter
                                                    Ending      Year Ended
                                                    9/30/96      6/30/96
                                                  (unaudited)    (audited)
ASSETS
Current assets:
  Cash                                      $    10,000    $   19,615
  Accounts receivable                         1,956,446     1,601,989
  Inventories                                 3,479,448     3,364,846
  Other current assets                          104,384        51,543
    Total current assets                      5,550,278     5,037,993
Machinery and equipment                       5,162,979     5,113,120
Accumulated depreciation                     (3,367,173)   (3,201,432)
                                              1,795,806     1,911,688
Other assets, net                               128,479       329,674
                                            $ 7,474,563    $7,279,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $     --     $1,875,373
  Current portion of long-term obligations      811,028     2,341,020
  Accounts payable                            1,223,111     1,918,524
  Accrued expenses                              373,326       507,201
     Total current liabilities                2,407,465     6,642,118
Long-term obligations                         2,697,805       874,475
    Total liabilities                         5,105,270     7,516,593
Stockholders' equity:
  8% cumulative Series A preferred stock,
   $7.00 liquidation preference, 844,500
   shares authorized and outstanding          2,915,503         --
  Common stock, $.01 par value - 4,000,000
   shares authorized; 421,477 shares
   issued in 1996 and 316,560 in 1995             4,215         4,215
  Additional paid-in capital                  5,842,616     5,842,616
  Accumulated deficit                        (5,004,208)   (5,004,208)
  Unearned restricted stock compensation     (1,388,050)   (1,401,550)
  Common stock purchase warrants,                    75            75
  Preferred stock purchase warrants,            112,725        88,000
  Preferred stock subscription                     --         250,000
  Treasury stock, at cost, 1,898 shares         (16,386)      (16,386)
  Current Year Earnings                         (97,197)        --
    Total stockholders' equity (note 2)       2,369,293      (237,238)
                                            $ 7,474,563    $7,279,355

                               MICROENERGY, INC.

                            STATEMENTS OF OPERATIONS

                             Three Months   Three Months
                                 Ended         Ended
                                 9/30/96      9/30/95
Sales                          $3,442,990    $3,387,265

Expenses:
  Facility, pre-production,
  and production                2,743,737     2,628,125
  Research and development        311,934       277,139
  Selling,General and
   Administrative                 412,840       340,496


Interest expense, net              71,676        78,288
Net Profit/Loss After Tax         (97,197)       63,217

  Net earnings (loss) per share $    (.23)     $    .20
Weighted average number
 of shares of common
 stock outstanding                421,477       316,977




                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                               Three Months Three Months
                                   Ending      Ending
                                  9/30/96      9/30/95
Cash flows from operating
 activities:
 Net (losses) earnings         $   (97,197)  $   63,217
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    165,741      143,560

   Changes in assets and
     liabilities:
     Accounts receivable          (354,458)    (507,992)
     Inventories                  (114,602)     (27,893)
     Other current assets          148,355        7,949
     Accounts payable             (695,413)     (34,034)
     Accrued expenses             (133,875)      41,128
                                  (984,252)    (377,282)
 Net cash provided (used) by
  operating activities          (1,081,449)    (314,065)
Cash flows (used in) provided by
 investing activities:
 Additions to equipment            (49,859)    (159,372)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                    (521,019)     452,622
 Long-term debt, net of payments(1,061,016)     (96,678)
 Equity Transactions             2,703,728       13,500
Net cash provided by (used in)
 financing activities            1,121,693      369,444
Net increase (decrease) in cash     (9,615)    (103,993)
Cash at beginning of period         19,615      113,227
Cash at end of period           $   10,000   $    9,234

                             MICROENERGY, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 1996, the consolidated statement of income for the three month periods ending September 30, 1996 and September 30, 1995 and the condensed statement of cash flows for the three month period ending September 30, 1996 and September 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 10K report. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2. SECURITIES OFFERING

On July 16, 1996, the Company sold 494,500 shares of Series A Cumulative Preferred Stock, $.01 par value, at $7.00 per share, and 247,250 Redeemable Class A Warrants for Series A Preferred Stock, at $.10 per warrant. Dividends on the Preferred Stock are cumulative from the issue date and are payable semi-annually at the rate of 8% per annum. At the company's option, the dividends may be paid in cash or in shares of the Company's Common Stock. Each Class A Warrant entitles the holder to purchase one share of the Company Series A Preferred Stock at an exercise price of $7.00, subject to adjustment, from July 10, 1997 through July 9, 2000.

Part 1
Item 2
                             MICROENERGY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Net sales for the three months ended September 30, 1996, were $3,442,940, not significantly different from sales of $3,387,265 posted in the prior year quarter ending September 30, 1995. A net loss of $97,197 was incurred for the current quarter, as compared to a profit of $63,217 in the prior year period. The Company increased its fixed costs from the 1995 prior year quarter in anticipation of higher revenues. The anticipated sales increase was delayed primarily due to the delay in completion of the Company's public offering from its planned closing date in April, 1996 to the middle of July, 1996. Certain of the Company's customers delayed placing firm orders until the offering was completed, and also the Company experienced certain material shortages as it was delinquent on some of its vendor payments until the offering was completed.

Manufacturing costs increased to 79.7% of revenues as compared to 77.5% in the prior year. In the non-direct cost areas, total costs for Research & Development and SG&A increased by $107,000, or 17%. The reason for the increase was the investment in the development of new programs for both existing customers and new customers. The Company expects revenues to grow as a result of this investment. Interest cost for the quarter declined by $7,000 on a year to year basis for the quarter.

Liquidity and Capital Resources

In the quarter ended September 30, 1996 the Company completed a public offering of 494,500 shares of Series A Cumulative Preferred Stock, $.01 par value, and 247,250 Redeemable Class A Warrants for Series A preferred Stock. The gross amount of the offering was $3.5 million and approximately $2.7 million net. The net amount of Stockholders' Equity at September 30, 1996 was $2.4 million versus negative $0.2 million at June 30, 1996, and negative $0.9 million at September 30, 1995. In conjunction with the public offering the Company developed a new banking relationship. A new revolving line of credit for up to $3.0 million replaced the prior facility of $2.0 million, and a fixed asset five year term loan of $0.8 million was obtained. The net proceeds of these financings were used to pay down debt and supply working capital.

The Company at September 30, 1996, had positive working capital of $2.9 million as compared to a negative position of $1.6 million at the end of the fiscal year June 30, 1996. In addition, the Company has $1.2 million available on its revolving line of credit as of September 30, 1996. Accounts Receivable are $350,000 higher than the fiscal year end balance. This increase is mainly due to the increasing level of sales towards the end of the quarter. Inventories have remained relatively flat as compared to the fiscal year end balances.

The Company is current with all of its debt obligations.
Management expects that its current cash and working capital position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date November 1, 1996                 By(s)   Robert G. Gatza
                                          Robert G. Gatza
                                          President and CEO



Date November 1, 1996                 By(s)   Robert J. Fanella
                                          Robert J. Fanella
                                          Chief Financial Officer
                                          and Treasurer