Form 10-Q
period 1996-12-31
MICROENERGY INC
filed 1997-02-07
CIK 740622

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     December 31, 1996

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

As of December 31, 1996 there were outstanding 421,477 shares of Common Stock, $.01 par value.









                               MICROENERGY, INC.
                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheet
              December 31, 1996 (unaudited) and June 30, 1996

              Condensed Statement of Operations (unaudited) for the quarter and six months ended December 31, 1996 and December 31, 1995.

              Condensed Statements of Cash Flows (unaudited) six months ended December 31, 1996 and December 31, 1995.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.


                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                       2nd Quarter
                                                Ended       Year Ended
                                               12/31/96      6/30/96
                                             (unaudited)    (audited)

ASSETS
Current assets:
  Cash                                      $    10,000    $   19,615
  Accounts receivable                         1,970,827     1,601,989
  Inventories                                 3,482,420     3,364,846
  Other current assets                          195,364        51,543
    Total current assets                      5,658,611     5,037,993
Machinery and equipment                       5,395,874     5,113,120
Accumulated depreciation                     (3,512,914)   (3,201,432)
                                              1,882,960     1,911,688
Other assets, net                               205,999       329,674
                                            $ 7,747,570    $7,279,355


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                $     --   $1,875,373
  Current portion of long-term obligations       740,076   2,341,020
  Accounts payable                             1,478,445   1,918,524
  Accrued expenses                               314,286     507,201
     Total current liabilities                 2,532,807   6,642,118
Long-term obligations                          2,774,029     874,475
    Total liabilities                          5,306,836   7,516,593
Stockholders' equity:
 8% Cumulative Series A Preferred Stock,
  $7.00 liquidation preference, 844,500
  shares authorized and outstanding            2,915,503         --
 Common Stock, $.01 par value - 4,000,000
  shares authorized; 421,477 shares
  issued in 1996 and 316,560 in 1995               4,215       4,215
 Additional paid-in capital                    5,842,616   5,842,616
 Accumulated deficit                          (5,004,208) (5,004,208)
 Unearned restricted stock compensation       (1,374,550) (1,401,550)
 Common Stock Purchase Warrants,                      75          75
 Preferred Stock Purchase Warrants,              112,725      88,000
 Preferred Stock subscription                     --         250,000
 Treasury Stock, at cost, 1,898 shares           (16,386)    (16,386)
 Current Year Earnings/(Loss)                    (39,256)       --
Total Stockholders' Equity (note 2)            2,440,734    (237,238)
                                             $ 7,747,570  $7,279,355

                               MICROENERGY, INC.

                            STATEMENTS OF OPERATIONS


                          3 Months     3 Months     6 Months     6 Months
                            Ended        Ended        Ended        Ended
                          12/31/96     12/31/95     12/31/96     12/31/95

Sales                   $ 4,262,401  $ 3,334,156  $ 7,705,391  $ 6,721,421

Expenses:
  Facility, pre-
   production and
   production             3,432,205    2,667,806    6,175,942    5,295,931
   Research and
   Development              330,971      239,538      642,905      516,677
   Selling, Gen and
   Administrative           371,741      305,792      784,581      646,288

  Interest exp, net          69,543       81,967      141,219      160,255
  Net Profit\(Loss)
   After Tax                 57,941       39,053     (39,256)      102,270
  Net Earnings/(Loss)
   per share             $    0.14    $    0.12    $   (0.09)    $   0.32


  Weighted avg number
   of shares of
   common stock             421,477       317,640      421,477      317,640

                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                Six Months  Six Months
                                  Ended       Ended
                                 12/31/96     12/31/95

Cash flows from operating
 activities:
 Net (losses) earnings         $   (39,256)  $  102,270
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    311,482      287,221

   Changes in assets and
     liabilities:
     Accounts receivable          (368,838)    (306,705)
     Inventories                  (117,574)    (321,011)
     Other current assets          (20,146)      22,034
     Accounts payable             (440,079)     247,740
     Accrued expenses             (192,915)    (192,627)

  Net cash provided (used) by
  operating activities            (867,326)    (161,078)
Cash flows (used in) provided by
 investing activities:
 Additions to equipment           (282,754)    (248,679)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                    (296,019)     541,029
 Long-term debt,net of payments (1,280,744)    (270,190)
 Equity Transactions             2,717,228       35,309
Net cash provided by (used in)
 financing activities            1,140,465      306,148
Net increase (decrease) in cash     (9,615)    (103,609)
Cash at beginning of period         19,615      113,227
Cash at end of period           $   10,000   $    9,618

                       MICROENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS



The condensed Balance Sheet as of December 31, 1996, the Consolidated
Statement of Income for the three and six month periods ended
December 31, 1996 and December 31, 1995 and the Condensed Statement of
Cash Flows for the six month period ended December 31, 1996 and December 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10K report.
The results of operations for the period ended December 31, 1996 is not necessarily indicative of the operating results for the full year.

2. SECURITIES OFFERING

On July 16, 1996, the Company sold 494,500 shares of Series A Cumulative preferred Stock, $.01 par value, at $7.00 per share, and 247,250 Redeemable
Class A Warrants for Series A Preferred Stock, at $.10 per warrant.
Dividends on the Preferred Stock are cumulative from the issue date and are payable semi-annually at the rate of 8% per annum. At the company's option, the dividends may be paid in cash or in shares of the Company's Common Stock.
On January 1, 1997, the Company issued 104,230 shares of Common Stock as the initial semi-annual dividend on the Preferred Stock.


Each Class A Warrant entitles the holder to purchase one share of the Company Series A Preferred Stock at an exercise price of $7.00, subject to adjustment, from July 10, 1997 through July 9, 2000.

Part 1
Item 2
                               MICROENERGY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Since the completion of its public offering in July 1996, the Company has been working with key customers in developing new and expanding existing programs. This has resulted in a modest increase in sales during the first six months of fiscal 1997, offset by significant increases in expenses in anticipation of increased sales volume. The result has been a small loss for the first six months of fiscal 1997. However, the Company expects to remain in a continuing growth phase for the foreseeable future, with improving profitability for the remaining two quarters of fiscal 1997, as a result of this investment in each of the cost areas. There remain uncertainties and risk factors, however, with respect to general market conditions, continued customer acceptance, and market competition that could mitigate anticipated growth in the remainder of fiscal 1997.

Net sales for the three months and six months ended December 31, 1996 were $4,262,401 and $7,705,391 respectively, as compared to $3,334,156 and
$6,721,421 for the comparable periods in the prior year. The improved sales were a direct result of an expansion in production levels attributable to new programs released during the past six months. A net profit of $57,941 ($.14 per share) was realized for the current quarter;
correspondingly the net loss for the six month period was reduced to $39,256
($.09 per share). This compares with income of $39,053 ($.12 per share) and $102,270 ($.32 per share) for the prior year comparable periods.

Manufacturing costs for the six month period increased to $6.175,942 as compared to $5,295,931 in the prior year. The primary reason for the cost increase of approximately $880,000 was the additional expenditures required for the start-up phase of several new programs. The Research & Development and the SG&A cost areas grew approximately $130,000 mainly due to the support of the aforementioned programs and the incremental expenses of sourcing new business.

Interest expense for the six month period declined by approximately $20,000 to $141,219 on a year to year basis.




Liquidity and Capital Resources


At December 31, 1996, the Company had positive working capital of $3,125,000 as compared to a working capital deficit of $1,604,000 at June
30, 1996. The company has $.9 million available on its revolving line of credit as of December 31, 1996. Accounts receivable are $370,000 higher than the fiscal year end balance. This increase is mainly due to the increased sales. Inventories have remained relatively flat, increasing approximately 3% over the six month period. The Company does not expect the levels of inventory to increase dramatically over the remainder of the fiscal year.


During fiscal 1997, the Company intends to invest approximately $800,000 in capital equipment. To finance the capital additions, the Company has arranged for a four year term loan for $700,000 with its primary lender.
The Company has already expended about $200,000 from its line of credit, including $100,000 in deposits for custom equipment. When the loan is closed in February, approximately $100,000 will be used to paydown the revolving line of credit.

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



Date February 5, 1997           By(s)   Robert G. Gatza
                                        Robert G. Gatza
                                        President and CEO



Date February 5, 1997            By(s)  Robert J. Fanella
                                        Robert J. Fanella
                                        Chief Financial Officer
                                        and Treasurer