Form 10-Q
period 1997-03-31
MICROENERGY INC
filed 1997-05-02
CIK 740622

PAGE

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarterly period ended     March 31, 1997

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

As of March 31, 1997 there were outstanding 525,707 shares of Common Stock, $.01 par value.









                               MICROENERGY, INC.
                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheet
              March 31, 1997 (unaudited) and June 30, 1996

              Condensed Statements of Operations (unaudited) for the quarter and nine months ended March 31, 1997 and March 31, 1996.

              Condensed Statements of Cash Flows (unaudited) nine months ended March 31, 1997 and March 31, 1996.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk

                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                    3rd Quarter
                                                Ended       Year Ended
                                                3/31/97      6/30/96
                                              (unaudited)    (audited)

ASSETS
Current assets:
  Cash                                       $    9,700    $   19,615
  Accounts receivable                         2,390,354     1,601,989
  Inventories                                 3,509,580     3,364,846
  Other current assets                          224,744        51,543
    Total current assets                      6,134,378     5,037,993
Machinery and equipment                       6,082,824     5,113,120
Accumulated depreciation                     (3,678,655)   (3,201,432)
                                              2,404,169     1,911,688
Other assets, net                               155,047       329,674
                                            $ 8,693,594    $7,279,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                             $              $1,875,373
  Current portion of long-term obligations      902,770     2,341,020
  Accounts payable                            1,330,502     1,918,524
  Accrued expenses                              336,044       507,201
     Total current liabilities                2,569,316     6,642,118
Long-term obligations                         3,727,550       874,475
    Total liabilities  6,296,866 7,516,593
Stockholders' equity:
 8% Cumulative Series A Preferred Stock,
   $7.00 liquidation preference, 844,500
   shares authorized and outstanding          2,838,896         --
  Common Stock, $.01 par value - 4,000,000
   shares authorized; 525,707 shares
   issued in 1996 and 316,560 in 1995             5,257         4,215
  Additional paid-in capital                  6,050,034     5,842,616
  Accumulated deficit                        (5,212,668)   (5,004,208)
  Unearned restricted stock compensation     (1,361,050)   (1,401,550)
  Common Stock Purchase Warrants,                    75            75
  Preferred Stock Purchase Warrants,            112,725        88,000
  Preferred Stock subscription                     --         250,000
  Treasury Stock, at cost, 1,898 shares         (16,386)      (16,386)
  Current Year Earnings/(Loss)                  (20,155)       --
Total Stockholders' Equity (note 2)           2,396,728      (237,238)
                                            $ 8,693,594    $7,279,355

/TABLE

                        MICROENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                          3 Months     3 Months     9 Months     9 Months
                            Ended        Ended        Ended        Ended
                          03/31/97     03/31/96     03/31/97     03/31/96

Sales                   $ 4,135,276  $ 3,997,190  $11,840,667   $10,718,611

Expenses:
  Facility, pre-
   production and
   production             3,293,167    3,216,572     9,469,109    8,512,503

  Research and
    Development             316,815      296,613       959,720      813,290

  Selling, Gen and
   Administrative           424,575      353,900     1,209,180    1,000,188

  Operating Income\(Loss)   100,719      130,105       202,658      392,630

  Interest Expense           81,594       81,067       222,813      241,322


 Net Profit\(Loss)
   Before extraordinary      19,125       49,038       (20,155)     151,308
    item

  Extraordinary item-gain
   on debt restructuring          0    1,000,561             0    1,000,561

  Net Profit\(Loss)          19,125    1,049,599       (20,155)   1,151,869

  Preferred Dividends       104,230            0       312,690            0

 Net Profit\(Loss)
   Available to
   Common Shareholders      (85,105)   1,049,599      (332,845)   1,151,869


  Net Profit\(Loss)
   per share:
   Before Extraordinary  $   (0.162)  $    0.140   $   (0.633)   $   0.432
   Extraordinary item    $        0   $    2.858   $        0    $   2.858


         Total           $   (0.162)  $    2.998   $   (0.633)   $   3.290


  Weighted avg number
   of shares of
   common stock             525,707       350,141      525,707      350,141


                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                               Nine Months    Nine Months
                                  Ended         Ended
                                 03/31/97     03/31/96

Cash flows from operating
 activities:
 Net (losses) earnings        $    (20,155)  $1,151,869
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    477,223      430,882

   Changes in assets and
     liabilities:
     Accounts receivable          (788,365)    (381,390)
     Inventories                  (144,734)    (736,242)
     Other current assets            1,426      (59,439)
      Accounts payable            (588,022)     389,423
     Accrued expenses             (171,157)    (199,094)

  Net cash provided (used) by
  operating activities          (1,233,784)     596,009
Cash flows (used in) provided by
 investing activities:
 Additions to equipment           (969,704)    (452,221)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                  (1,875,373)     486,554
 Long-term debt, net of payments 1,414,825   (1,120,379)
 Equity Transactions             2,654,121      386,810
Net cash provided by (used in)
 financing activities            2,193,573     (247,015)
Net increase (decrease) in cash   (  9,915)    (103,227)
Cash at beginning of period         19,615      113,227
Cash at end of period          $     9,700   $   10,000
/TABLE

                               MICROENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed Balance Sheet as of March 31, 1997, the Consolidated Statements of Income for the three and nine month periods ended March 31, 1997 and March 31, 1996 and the Condensed Statements of Cash Flows for the nine month period ended March 31, 1997 and March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10K report. The results of operations for the period ended March 31, 1997 is not necessarily indicative of the operating results for the full year.

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

Part 1
Item 2
                               MICROENERGY, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 31, 1997 versus March 31, 1996

Revenues for the quarter ended March 31, 1997 increased 3.4% to $4,135,276 compared to $3,997,190 for the comparable quarter in 1996. Manufacturing costs increased 2.4% to $3,293,167 from 3,216,572 as a result of the introduction of new programs and increasing production. Research & Development expenses increased to $316,185 from $296,613 in the same quarter a year earlier. Selling, General & Administrative expenses increased to $424,575 from $353,900 in the same quarter a year earlier. The increases in Research & Development and Selling, General & Administrative reflect strategic investments made in support of new programs. Interest expense remained flat at $81,594 compared to $81,067 for the quarter ended March 31, 1996. As a result of the foregoing, net income before extraordinary gain totaled $19,125 versus the prior year amount of $49,038. During the three months ended March 31, 1996, the Company realized an extraordinary gain of $1,000,561 on debt compromise.

Nine Months Ended March 31, 1997 versus March 31,1996

Revenues for the nine months totaled $11,840,667 compared to $10,718,611, representing an increase of 10.4%. The improved sales were the direct result of an expansion in business attributable to new programs released during the fiscal year. Manufacturing costs rose 11.2% to $9,469,109 from $8,512,503 for the comparable period last year. The increase was attributable to a combination of the start-up phase of new programs and the increased level of production. As a percentage of sales, manufacturing costs remained relatively constant at 80.0% and 79.4% respectively. Research & Development expenses rose by 18.0%, or $146,430 reflecting the increased allocation of financial resources to enhancing existing products and developing new products. These development initiatives are the driving component in new business development. Overall, the Company has five new programs in various stages of development. These new programs, if accepted by our customers and sales prospects, could yield approximately $9 million in additional sales. The Company believes that its future competitive position will depend in large part on its ability to develop new programs quickly and cost effectively, maintain and enhance its current line and meet an ever expanding range of customer needs. In addition to customer driven research and development, the Company invests limited resources in advanced research to explore new applications of its core technology. Selling, General & Administrative expenses (SG&A) increased $208,992 to $1,209,180 from $1,000,188 for the comparative nine month period last year. As a percentage of sales, SG&A increased to 10.2% from 9.3% over the same period. The dollar increase results from higher commissions, salaries, and benefits, and other related expenses incurred to strengthen the Company's operating strategies. As a result of the foregoing, the Company recorded operating income of $202,658 compared to operating income of $392,630 last year. Operating income decreased by $189,972 primarily as a result of increased activity in the pre-production phase of preparing for production of new systems. Net interest expense totaled $222,813 compared to the prior year amount of $241,322. The Company realized an extraordinary gain of $1,000,561 in the period last year from debt compromise on debt restructuring. Net loss for the period totaled $20,155 or $0.038 per share prior to the dividend impact of $312,690 for the Series A Preferred Stock. Net Income for the calculation of earnings per share was adjusted downward to reflect the impact of the dividend, resulting in an earnings per share loss of $0.63 per share.




Liquidity and Capital Resources

At March 31, 1997, the Company had a working capital surplus of $3,565,062 as compared to a working capital deficit of $1,604,125 at June 30, 1996. The primary reasons for the improvement have been the completion of a public offering of securities in July 1996 and the use of long-term debt to finance a reduction of short-term borrowing and an increase in accounts receivable. Accounts Receivable are $788,365 higher than the fiscal year end balance. This increase is mainly due to the increased sales. Inventories have increased $144,734, or approximately 4% over the nine month period, reflecting an increase in business volume.

During the first three quarters of fiscal 1997, the Company has invested approximately $1,000,000 in capital equipment. To finance the capital additions, the Company obtained a four year term loan for $750,000 from its primary lender.

During the quarter the Company satisfied its first semi-annual dividend payout to its Series A Preferred Stock shareholders, by issuing a stock dividend in lieu of a cash dividend. The cash savings helped to improve the Company's working capital by $208,460.

The Company is current with all of its debt obligations, and has approximately $.9 million available on its revolving line of credit as of March 31, 1997 Management expects that its current cash and working capital position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.


Part 1
Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market rate sensitive instruments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date May 2, 1997                  By(s)   Robert G. Gatza
                                         Robert G. Gatza
                                        President and CEO



Date May 2, 1997                  By(s)  Robert J. Fanella
                                         Robert J. Fanella
                                        Chief Financial Officer
                                        and Treasurer