Form 10-K
period 1997-06-30
MICROENERGY INC
filed 1997-09-29
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/ X /     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended            June 30, 1997

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission File No. 0-12595

                                 MicroENERGY, INC.
             (Exact name of Registrant as specified in its Charter)

             Delaware                        36-3262274
  (State or other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)          Identification Number)

350 Randy Road
Carol Stream, Illinois                            60188
(Address of Principal Executive Office)        (Zip Code)

Registrant's Telephone Number, including Area Code:  (630) 653-5900

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

                          EXHIBIT INDEX IS AT PAGE 43

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

On September 8, 1997, the bid and ask prices for the Registrant's Common Stock, $.01 par value, on the OTC Bulletin Board Market, were $0.75 and $0.94 per share; for the Series A Cumulative Preferred Stock, on the NASDAQ Small Cap Market, were $1.94 and $2.25 per share. Based upon the average of the bid and ask price quoted for the two securities, the aggregate market value, as of September 8, 1997 of the two securities, held by non-affiliates was $1,371,836. The prices referred to represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions. "Non-affiliates" includes all shareholders of the Registrant other than its officers, directors and owners of more than ten percent of its outstanding Common Stock.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          As of September 8, 1997, there were outstanding 2,018,809 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  PART I

Item 1                      BUSINESS

          MicroENERGY, Inc., was incorporated in Delaware on November 30, 1983. The Company designs and manufactures high-frequency power supplies and DC-to-DC converters for OEM customers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry. The
Company currently offers single and multiple output switching power supplies and DC-to-DC converters in the power output range of 25 watts to 800 watts. All of the Company's products are customized to satisfy the unique requirements of each customer's application.
          A power supply is a component of electrically-powered products which converts alternating current ("AC"), the generally-available form of electricity, into direct current ("DC"), which is required for electronic circuits to function. A DC-to-DC converter converts direct current of one value into direct current of another value. The power supply or converter regulates the DC voltage to a constant so as to make the performance of electronic circuits predictable. A conventional linear power supply regulates the DC output by throwing-off excess input power as heat. A switching power supply regulates the DC output by briefly turning off the input power when the voltage becomes excessive. In this way the switching power supply saves energy and operates more efficiently than a linear power supply.
          Because of emerging technology, the size and growth of the market, and the unique design requirements of each customer, the market is fragmented. There are approximately 300 companies which identify switching power supplies in their product line portfolio, and no company dominates the market. Switchers are divided in two basic market categories: standardized switchers and custom designs. The Company competes only in the custom-design market at this time. In that market the principal method of competing is by emphasis on design ability, manufacturing quality, and timely delivery. Regarding the manufacturing quality, the Company in August 1995, subjected its quality system to audit, and at that time achieved ISO 9001 registration.
          MicroENERGY's product/market strategy began with the development of AC-to-DC products in the 75 to 300 watt output range. Later in 1984 the Company added DC-to-DC converters to its product line. The switching frequencies at which the transformers operate range from 80 Khz-250 Khz depending on the application. The generic product series are modifiable to meet a wide variety of specific customer requirements.
          The Company's Research and Development effort is located in Longwood Florida. The Company's research and development efforts include advancing the state-of-the-art in the deign of power supplies, meeting current customers technological requirements and the methods employed in manufacturing such power supplies. For the immediate future, the Company's research and development will continue to focus on these items. During the fiscal year ended June 30, 1997 the Company spent $1,266,011 on Company-sponsored research and development. During the fiscal years ended June 30, 1996 and 1995, the Company spent $1,174,322 and $949,002 on Company-sponsored research and development.
The Company has no material patents, but does rely on trade secret protection.
          The Company principally markets its products through independent manufacturers representatives. At the present time, the Company's products are offered by nine representatives, whose territories include all or part of thirty-five states. In fiscal 1997 the Company had three customers who were each responsible for over 10% of the Company's sales. These customers accounted for approximately 36%, 12% and 10% of the total sales. However, the first major customer is comprised of four autonomous purchasing units. If considered separately, one unit would be considered a major customer with 17% of total sales. The principal goal of the Company's marketing efforts continues to be to expand the customer base, so as to make the Company less dependent on a small group of customers.
          In the fiscal year ended June 30, 1997, export sales amounted to approximately 41% of the Company's total revenues, compared to 48% in 1996 and 36% in 1995. All export sales are denominated in U.S. currency. Due to the custom nature of the products exported and the time involved in developing these products, short-term foreign currency fluctuations have no adverse impact. Any long-term strengthening of the dollar may have an adverse impact on the Company's revenues.
          As of September 10, 1997, MicroENERGY had a backlog of released orders of $5.5 million. These orders constitute a firm commitment to take delivery of the Company's product. Delivery of products and receipt of revenues from these production orders will extend well into the current fiscal year. MicroENERGY had a backlog of released orders of $6.0 million, in the prior year.
          The raw materials for the Company's products are primarily standardized components which are readily available from an adequate number of suppliers. Those raw materials which must be customized for the Company are also readily available from a number of qualified component manufacturers. Currently, the Company has two vendors from which it purchases more than 10% of its total purchases. Purchases from these two vendors approximate 16.4% and 14.9% of total purchases. While the material is readily available, a change in these suppliers could cause a delay in manufacturing. During fiscal 1989, the Company acquired all of the capital stock of Tru-Way, Inc., an Illinois corporation engaged in the business of manufacturing fabricated metal parts used in the Company's principal product.
          The Company currently has 201 full-time employees (including 157 production employees), two of whom are officers of the Company. During the remainder of fiscal 1998 the Company expects no substantial increases in the Company's non-direct labor force.
          The company expects no negative effect from current environmental laws or regulations.



Item 2                       PROPERTY
          The Company currently has five locations. The Company's general offices are located in a 3,150 square foot office facility in Carol Stream, IL. The lease on this facility terminates December 31, 1997. The Company's manufacturing operations are located in a leased facility in Quincy, Illinois and an owned facility in Memphis, Missouri. The total space in Quincy is 59,555 square feet, and 9,600 square feet in Memphis Missouri. The lease on the Quincy facility terminates August 31, 2001. The Quincy and Memphis facilities are located in a good labor market and are large enough to meet the expected capacity requirements of the Company for the foreseeable future. The Longwood Florida facility, which contains the Research and Development center is a 10,129 square foot leased facility. The term of the lease expires June 30, 2002. The metal fabrication business conducted by the Company's subsidiary, Tru-Way, Inc., is located in a 10,800 square foot facility in Northlake, Illinois. The lease on this facility terminates on July 30, 1998. The lessor of the Northlake facility is ARQUBE. ARQUBE is a partnership of the Company's two officers. See "Item 13 - Certain Relationships and Related Transactions."


Item 3                  LEGAL PROCEEDINGS

          Not Applicable.



Item 4              SUBMISSION OF MATTERS TO A
                     VOTE OF SECURITY HOLDERS

          Not Applicable.

                            PART II

Item 5               MARKET FOR THE COMPANY'S
                     COMMON STOCK AND RELATED
                     SECURITY HOLDER MATTERS

          The Company's Common Stock is traded in the over-the-counter market and is on the OTC Bulletin Board. The market price ranges during the quarterly periods from July 1, 1995 through June 30, 1997,(restated for the 1-for-360 split as of May 7, 1996) as reported by the OTC Bulletin Board, were as follows:
                    Common Stock Par Value .01
                  Fiscal 1997              Fiscal 1996
                  High     Low             High     Low
Quarter Ended     Bid      Bid             Bid      Bid

September 30      $4.50   $2.75          $16.20   $ .90
December 31        2.75    2.00           18.00    1.80
March 31           2.25    1.13            8.10     .36
June 30            2.50    1.13            7.20    4.00

          The Company's Series A Cumulative Preferred Stock is traded on the NASDAQ SmallCap Market and is on the NASDAQ. The stock began trading on July 11, 1996, the market price ranges during the quarterly periods from July 11, 1996 through June 30, 1997, as reported by NASDAQ, were as follows:
               Series A Cumulative Preferred Stock
                  Fiscal 1997
                  High     Low
Quarter Ended     Bid      Bid

September 30     $10.00   $6.38
December 31        7.88    2.63
March 31           5.50    3.25
June 30            5.63    2.13


          The foregoing quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.
          The closing high bid and low asked prices of Common Stock on September 8, 1997 as reported by OTC Bulletin Board, were $0.75 and $0.94, respectively. The closing high bid and low asked prices of the Series A Preferred Stock on September 8, 1997, as reported by the SmallCap Market of NASDAQ were $1.94 and $2.25, respectively.



            On September 8, 1997 the number of shareholders of record of the Common Stock was 3,054 and the number of shareholders of record of the Series A Cumulative Preferred Stock was 10. Based upon information provided by the recordholders of the Series A Preferred Stock, the Company believes that there are at least 300 holders of the Series A Preferred Stock, and all such stock is held in street name accounts.

          No dividends have been paid by the Company on the Common Stock. For the foreseeable future the Company intends that it will not pay any dividends on the Common Stock. The Series A Cumulative Preferred Stock includes a dividend which is cumulative from the date of issuance and is payable semi-annually at a rate of 8% per annum. The Company, at is sole discretion may pay each dividend in either cash or in shares of Common Stock valued at the average closing bid price for the ten days preceding the record date for the dividend or in a combination of cash and Common Stock. Dividends were paid January 1, 1997, and July 1, 1997. Both dividends were paid in Common Stock. For the two dividend periods, the Company issued 104,230 shares and 96,140 shares of the Common Stock, par value $.01.

Item 6               SELECTED FINANCIAL DATA

                            Fiscal Year   Fiscal Year    Fiscal Year
                                Ended         Ended         Ended
Operating Summary           June 30, 1997  June 30,1996  June 30, 1995

Sales.................        $15,683,520    $14,386,323    $14,588,844
Interest and Other Income..           509          2,335          1,240
        Total Income.......    15,684,029     14,388,658     14,590,084


Cost of Manufacturing and
  Facility................     12,272,184     11,912,736     11,566,567
Research and Development...     1,266,011      1,174,322        949,002
Selling General and
  Administrative...........     1,706,863      1,528,880      1,491,590
Interest and Other Expense.       343,839        420,773        333,031

        Total Expenses.....    15,588,897     15,036,711     14,340,190


Net Earnings/(loss) before
  Extraordinary item.......        95,132       (648,053)       249,894

Extraordinary item-gain on
  debt restructuring.......          --         1,000,495          --

Net Earnings/(loss)........    $   95,132     $   352,442    $  249,894
                               ===========     ===========     =========
     Per Share Calculation

Preferred stock dividends         (346,922)          --            --


Net Earnings/(Loss) available
  to common shareholders        $  (251,790)    $ 352,442    $  249,894

Net Earnings (Loss) Per Share:
  Before Extraordinary item..   $      (.49)       $ (1.80)   $    .79

  Extraordinary item.........          --          2.78           --

  Total Per Share............   $     (.49)      $    .98     $    .79
                                   ==========     ========     ========
Weighted Average Number of
  Shares Outstanding......          510,386        360,088        316,768





                                    At           At            At
Balance Sheet Summary          June 30, 1997  June 30 1996 June 30, 1995

Working Capital (Deficit)..     $ 3,904,354    $ (1,604,125)   $  443,359
Total Assets..............        9,346,179       7,279,355     6,148,531
Capitalized Lease..........         407,899         682,170       581,161
Long-Term Debt............        3,873,622         874,475     3,514,009
Total Liabilities.........        6,857,050       7,516,593     7,143,821
Preferred Stock............       2,605,282             --          --
Shareholders' Equity (Deficit)    2,489,129         (237,238)    (995,290)


Item 6               SELECTED FINANCIAL DATA (cont)

                               Fiscal Year      Fiscal Year
                                  Ended            Ended
Operating Summary              June 30, 1994   June 30, 1993

Sales.....................        $12,771,067    $15,886,279
Interest and Other Income..               999          3,161
        Total Income.......        12,772,066     15,889,440

Cost of Manufacturing and
  Facility................         10,054,423     12,474,737
Research and Development...           920,391      1,246,965
Selling General and
  Administrative..........          1,369,834      1,731,297
Interest and Other Expense            222,573        395,635
        Total Expenses.....        12,567,221     15,848,634

Net Earnings/(loss) before
  Extraordinary item.......           204,845         40,806

Extraordinary item-gain on
  debt restructuring.......              --            --

Net Earnings/(loss)........       $   204,845    $    40,806
                                   ===========    ===========
     Per Share Calculation

Preferred stock dividends                --            --

Net Earnings/(Loss) available
  to common shareholders               204,845        40,806

Net Earnings (Loss) Per Share:
  Before Extraordinary item..     $     .64       $   .13
  Extraordinary item.........            --            --
  Total Per Share............     $     .64       $   .13
Weighted Average Number of         ==========    ============
  Shares Outstanding.......           319,754        318,180

                                          At            At
Balance Sheet Summary               June 30, 1994   June 30, 1993

Working Capital............          $  273,353     $     411,845
Total Assets...............           6,301,874         6,089,900
Capitalized Lease..........             767,053           232,234
Long-Term Debt.............           3,954,150         3,945,068
Total Liabilities..........           7,641,249         7,665,434
Preferred Stock............      --             --
Shareholders' Equity (Deficit)       (1,339,374)       (1,575,534)

Item 7             MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Year ended June 30, 1997 vs. Year ended June 30, 1996

              Net sales for the fiscal year ended June 30, 1997 were $15,683,520, or approximately 9% higher than the $14,386,323 recorded in fiscal 1996. The $1.3 million increase was mainly due to sales of new products which had been developed the prior fiscal year. The Companies backlog of released orders is slightly behind the prior year period. However, the Company expects a modest increase in revenues in the coming fiscal year as it is completing development work on some new products that are scheduled for release in the second half of the fiscal year.

              Net Earnings, exclusive of preferred dividends for the fiscal year ended June 30, 1997, were $95,132 as compared to $352,442 for the prior year period. The prior year period net earnings included an extraordinary gain resulting from debt restructuring of $1.0 million. When this item is removed for comparison purposes the Company showed a positive swing totaling $743,185 on the sales increase of $1.3 million ($95,132 profit versus $648,053 loss before extraordinary item).

              The primary reason for the improvement in operational results from 1996 to 1997 was a decrease in Manufacturing costs to 78.2% of revenues as compared to 82.8% the prior year. This decrease was primarily due to increased productivity as a result of new manufacturing equipment, lower material acquisition costs in the semi-conductor marketplace and improved product mix. The Company expects these costs to remain at approximately this level for the coming fiscal year.

              In the non-direct cost areas, Research & Development increased $91,869 to $1,266,011 but declined as a percentage of revenue to 8.1% versus the prior year of 8.2%. The Company will continue its commitment to Research & Development as the Company expects to realize additional revenue as a result of R & D dollars spent on both new programs and existing customer programs. Selling, General & Administrative increased to 10.9% of sales as compared to 10.6% the prior year. The Company does not expect significant increases in the indirect cost areas of the Company

              Interest costs of $343,330 were comparable to the prior year period. The Company had anticipated reduced interest expenses as it paid down debt with the proceeds of its public offering of securities in 1996. However, the productivity advantages of investing in new equipment became apparent (as evidenced by the Company's improved gross margin), so the Company maintained its debt level in order to purchase new equipment.
For the immediate future, the Company expects its interest expense to increase slightly in the next fiscal year.

              There were no significant changes in the type of expenses incurred by the Company in fiscal 1997 versus fiscal
1996.


Year ended June 30, 1996 vs. Year ended June 30, 1995

              Net sales for the fiscal year ended June 30,1996 were $14,386,323, or flat as compared to sales of $14,588,844 in fiscal 1995. By the fourth quarter of fiscal 1996, however, the Company had made significant increases in fixed costs from the 1995 level in anticipation of substantially increased sales.
This led to a significant disparity between revenues and costs in the fourth quarter of 1996, as the greater part of the anticipated sales did not begin to materialize until after June
30, 1996. The sales increase was delayed primarily due to the delay in completion of the Company's public offering from its planned closing date in April until its actual closing date in July, 1996. Certain of the Company's customers delayed placing firm orders until the offering completed to assure themselves of the Company's ability to deliver products. Other sales were delayed by the Company's inability to satisfy its debts to raw materials vendors until the offering was completed, which led to shortages in materials and consequent delays in production in the fourth quarter of 1996.

              Although Management was aware that the level of sales in the fourth quarter of fiscal 1996 did not justify the level of fixed costs being carried, Management decided not to reduce its fixed costs, as such a tactic could put future revenues at risk. There resulted a loss from operations for the 1996 fiscal year of $648,053, compared to earnings from operations of $249,894 in fiscal 1995. Management believes, however, that with the offering now completed and several major customer buying programs now being initiated, its decision to sustain the Company's operational capacity at the level necessary for the new programs has positioned the Company well for an expansion of business over the next few years.

              Profits for the fiscal year ended June 30, 1996, were $352,442 as compared to $249,894 for the prior year period. The increase was the direct result of a extraordinary gain of $1 million on a debt compromise with one of the Company's major debtholders. The debtholder agreed to accept payment of $1,332,000 for a debt with a remaining balance of $2,332,000. The amount was paid at the time of the offering closing in July, 1996, subsequent to the fiscal year end. The prior terms of the note had the $2.3 million being paid out in monthly payments until December 31, 2001.


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




Liquidity and Capital Resources


Year ended June 30, 1997 vs. Year ended June 30, 1996

          At June 30, 1997, the Company had working capital of $3,904,354, as compared to a negative working capital of $1,604,125 at the end of the prior fiscal year.

          On July 16, 1996, (the first month of the fiscal year) the Company successfully completed a public offering of 494,500 shares of Series A Cumulative Preferred Stock, at $7.00 per share, and 247,250 Redeemable Class A Warrants for Series A Preferred Stock, at $ .10 per warrant. The Company obtained approximately $2.6 million of net proceeds from this offering. The Series A Cumulative Preferred Stock has an 8% annual dividend which is cumulative from the date of issue, payable semi-annually in cash or common stock, at the sole discretion of the Company. The dividends payable January 1, 1997 and July 1, 1997 were both paid with common stock, resulting in the issuance of a total of $200,370 shares of common stock.

          The Company at the time of the Preferred Stock offering began a new banking relationship with Marquette National Bank. The new relationship included a revolving line of credit, with a maturity date of November, 1998. The amount available on the line is dependent on predetermined formulas relative to accounts receivable and inventories, of up to $3,000,000. At the end of the fiscal year there was $514,000 available on the line. At the end of the fiscal year, the Company had to fund its self insured medical plan with an additional $400,000 to cover claims. This amount will be refunded to the company by the reinsurers during the first fiscal quarter of 1998. This amount is included in the Current Assets of the balance sheet. But for this, the Company would have had in excess of $900,000 available on its revolving line of credit. In addition to the line of credit, at the time of the offering closing in July 1996, the Company also obtained a five year term note of $800,000, refinancing its existing fixed assets. Later in the fiscal year, the Company negotiated and obtained two additional four year term loans totaling $750,000 for the purpose of obtaining new equipment.

          The Company's ending accounts receivable balance at June 30, 1997 was $2,122,302 as compared to $1,601,989 at June
30, 1996. The increase was due primarily to the increased sales level in the fiscal fourth quarter as compared to the prior year. The Company has not currently experienced any significant losses from Bad Debts and has maintained Bad Debt reserves of $45,000 and $50,000 for the years ended June 30, 1997 and June 30, 1996.

          Inventories increased by $703,768 to $4,068,524.  The
Company increased inventory levels to enhance customer service by lowering lead times for product delivery. The Company has finished good levels approximately 40% higher than those maintained at the end of last year. The Company also increased its work-in-process levels by approximately 30% to improve product cycle time for its customers.

          The Company spent $1.1 millon on equipment purchases to update its manufacturing equipment and increase capacity. As noted above, the Company financed these purchases with four year term loans totaling $750,000 from its primary lender.

          The Companies Accounts Payable declined by $340,000 as the Company made a concerted effort to become more current with its material suppliers.

              The Company expects that available borrowings from the new asset based line of credit and the new term loans when combined with the cash flow expected from current operations will be sufficient to service the Company's debt and fund operations for the following fiscal year.

Item 8              FINANCIAL STATEMENTS AND
                        SUPPLEMENTAL DATA



                       INDEX TO FINANCIAL STATEMENTS



Financial Statements:                                         Page

     Report of Independent Auditors. . . . . . . . . . . . . . 12

     Consolidated Balance Sheets at June 30, 1997
      and 1996 . . . . . . . . . . . . . . . . . . . . . . . . 13

     Consolidated Statements of Operations for the
      three years ended June 30, 1997. . . . . . . . . . . . . 14

     Consolidated Statements of Changes in Stock-
      holders' Equity for the three years ended
      June 30, 1997. . . . . . . . . . . . . . . . . . . . . . 15

     Consolidated Statements of Cash Flows for the
      three years ended June 30, 1997. . . . . . . . . . . . . 16

     Notes to Consolidated Financial Statements. . . . . . . . 18

                      SELDEN FOX and ASSOCIATES, LTD.
                        A PROFESSIONAL CORPORATION
               CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                           619 ENTERPRISE DRIVE
                      OAK BROOK, ILLINOIS 60521-8835


                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
 Shareholders of MicroENERGY, Inc.



          We have audited the accompanying consolidated balance sheet of MICROENERGY, INC. AND SUBSIDIARY as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroENERGY, Inc. and Subsidiary at June 30, 1997 and 1996, and the results of their operations and cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                              Selden, Fox and Associates, Ltd.


                              Certified Public Accountants

August 29, 1997

                        MicroENERGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             June 30, 1997 and 1996

                    ASSETS                        1997          1996

 Current assets:
 Cash                                      $    110,086  $     19,615
 Accounts receivable                          2,122,302     1,601,989
 Inventories                                  4,068,524     3,364,846
Other current assets                            586,870        51,543
   Total current assets                       6,887,782     5,037,993
Property and equipment                        6,225,214     5,113,120
Accumulated depreciation                     (3,869,092)    (3,201,43)
                                              2,356,122     1,911,688
Other assets, net                               102,275       329,674
                                           $  9,346,179  $  7,279,355
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                           $       -     $  1,875,373
   Current portion of long-term
    obligations                                 948,326     2,341,020
   Accounts payable                           1,579,539     1,918,524
   Cash overdraft                                82,055        70,883
   Amounts due related parties                      -         127,750
   Accrued expenses                             373,508       308,568
      Total current liabilities               2,983,428     6,642,118
Long-term obligations                         3,873,622       874,475
       Total liabilities                      6,857,050     7,516,593
Commitments
Stockholders' equity (deficit):
   8% cumulative Series A preferred stock,
    4,000,000 shares authorized, 494,500
    shares issued in 1997                     2,605,282         -
   Common stock, $.01 par value - 4,000,000
    shares authorized; 2,021,847 shares
    issued in 1997 and 421,477 shares
    issued in 1996                               20,218         4,215
   Additional paid-in capital                  6,423,535    5,842,616
   Accumulated deficit                        (5,255,99)   (5,004,208)
   Unearned restricted stock compensation     (1,347,55)   (1,401,550)
   Preferred stock subscription                    -          250,000
   Preferred stock warrants                     112,725        88,000
   Common stock purchase warrants                    75            75
   Treasury stock, at cost, 683,159 shares   (   16,386)   (   16,386)
   Unrealized loss on marketable securities  (   52,772 )         -
     Total stockholders' equity (deficit)     2,489,129     ( 237,238)
                                            $  9,346,179  $ 7,279,355

See accompanying notes.

                         MicroENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended June 30, 1997, 1996 and 1995




                                 1997           1996          1995

Net sales                 $  15,683,520  $  14,386,323 $  14,588,844

Expenses:
   Facility, preproduction
    and production           12,272,184     11,912,736    11,566,567
   Research and development   1,266,011      1,174,322       949,002
   Selling and marketing        390,528        375,099       494,392
   General and administrative 1,316,335      1,153,781       997,198

                              15,245,058    14,615,938    14,007,159

      Operating income (loss)   438,462    (   229,615)      581,685

Interest expense, net           343,330        341,578       331,791
Foreign investment loss            -            76,860          -

      Income (loss) before
       extraordinary item        95,132    (   648,053)      249,894

Extraordinary item - gain on
 debt restructuring                -         1,000,495          -

      Net income          $      95,132     $  352,442     $  249,894

For earnings per share
 calculation:
   Net income               $    95,132     $  352,442     $  249,894
   Preferred stock dividends (  346,922)          -             -

      Net income (loss)
       available to common
       stockholders         $ (   251,790)  $  352,442     $  249,894

Net income (loss) per common
 share:
   Before extraordinary item$ (     .4933)  $ ( 1.7997)    $    .7889
   Extraordinary item              -            2.7785           -

      Total                 $ (     .4933)  $     .9788    $    .7889

Weighted average number
 of shares of common
 stock outstanding                 510,386        360,088       316,768

See accompanying notes.


                         MICROENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended June 30, 1997, 1996 and 1995

                                                  Additional
                                      Common       Paid-in    Accumulated
                                       Stock       Capital      Deficit

Net balance at June 30, 1994        $ 114,111     $5,678,919  $(5,606,544)
Amortization of restricted
  stock award                           -              -            -
Cancellation of 150,000 shares           (150)         -            -
Net income                              -              -          249,894
Change in unrealized gain on
  investment                            -              -            -
Net balance at June 30, 1995          113,961      5,678,919  (5,356,650)
Restate for 1 for 360 reverse
  stock split                        (110,795)      110,795   (5,356,650)
Net balance at June 30, 1995,
  as restated                           3,166      5,789,714  (5,356,650)
Amortization of restricted
  stock awards                          -             -            -
Proceeds from preferred stock
  subscription                          -             -            -
Issuance of 880,000 preferred
  stock warrants @ $.10                 -             -            -
Exercise of common stock Class
  D warrants                              972         42,779       -
Exercise of employee stock
  options                                  21          7,679       -
Exercise of nonemployee stock
  options                                  56          2,444       -
Net income                              -             -         352,442
Change in unrealized gain on
  investment                            -             -            -
Net balance at June 30, 1996            4,215      5,842,616  (5,004,208)
Amortization of restricted
  stock awards                          -             -            -
Proceeds from issuance of
  494,500 shares of preferred
  stock                                 -             -            -
Proceeds from issuance of
  247,250 preferred stock
  warrants @ $.10                       -             -            -
Conversion of 350,000
  preferred shares to
  1,400,000 common shares              14,000       236,000        -
Preferred stock dividend of
  200,370 common shares                 2,003       344,919     (346,922)

Net income                              -             -           95,132
Change in unrealized loss
  on investment                         -             -            -
Net balance at June 30, 1997       $   20,218    $6,423,535  $(5,255,998)

(CON T)

See accompanying notes.

                         MICROENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended June 30, 1997, 1996 and 1995
                                 Unearned                         Common
                                 Restricted  Preferred  Preferred  Stock
                                   Stock       Stock/     Stock   Purchase
                               Compensation Subscription Warrants Warrants

Net balance at June 30, 1994    $(1,509,550)      -         -         75
Amortization of restricted
  stock award                        54,000       -         -         -
Cancellation of 150,000 shares        -           -         -         -
Net income                            -           -         -         -
Change in unrealized gain on
  investment                          -           -         -         -
Net balance at June 30, 1995     (1,455,550)      -         -         75
Restate for 1 for 360 reverse
  stock split                         -           -         -         -
Net balance at June 30, 1995,
  as restated                    (1,455,550)      -         -         75
Amortization of restricted
  stock awards                       54,000       -         -         -
Proceeds from preferred stock
  subscription                        -         250,000     -         -
Issuance of 880,000 preferred
  stock warrants @ $.10               -           -        88,000     -
Exercise of common stock Class
  D warrants                          -           -         -         -
Exercise of employee stock
  options                             -           -         -         -
Exercise of nonemployee stock
  options                             -           -         -         -
Net income                            -           -         -         -
Change in unrealized gain on
  investment                          -           -         -         -
Net balance at June 30, 1996    (1,401,550)     250,000    88,000     75
Amortization of restricted
  stock awards                      54,000        -         -         -
Proceeds from issuance of
  494,500 shares of preferred
  stock                               -       2,605,282     -         -
Proceeds from issuance of
  247,250 preferred stock
  warrants @ $.10                     -           -        24,725     -
Conversion of 350,000
  preferred shares to
  1,400,000 common shares             -        (250,000)    -         -
Preferred stock dividend of
  200,370 common shares               -           -         -         -
Net income                            -           -         -         -
Change in unrealized loss
  on investment                       -           -         -         -
Net balance at June 30, 1997   $(1,347,550)  $2,605,282 $ 112,725  $  75


(CON'T)

See accompanying notes.

                         MICROENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended June 30, 1997, 1996 and 1995

                                                  Unrealized  Stockholders
                                     Treasury  Gain(Loss) On  Total Equity
                                       Stock    Investments     (Deficit)

Net balance at June 30, 1994        $ (16,386)   $    -       $(1,339,375)
Amortization of restricted
  stock award                           -              -           54,000
Cancellation of 150,000 shares          -              -             (150)
Net income                              -              -          249,894
Change in unrealized gain on
  investment                            -            40,341        40,341
Net balance at June 30, 1995          (16,386)       40,341     (995,290)
Restate for 1 for 360 reverse
  stock split                           -              -            -
Net balance at June 30, 1995,
  as restated                         (16,386)       40,341     (995,290)
Amortization of restricted
  stock awards                          -              -          54,000
Proceeds from preferred stock
  subscription                          -              -         250,000
Issuance of 880,000 preferred
  stock warrants @ $.10                 -              -          88,000
Exercise of common stock Class
  D warrants                            -              -          43,751
Exercise of employee stock
  options                               -              -           7,700
Exercise of nonemployee stock
  options                               -              -           2,500
Net income                              -              -         352,442
Change in unrealized gain on
  investment                            -           (40,341)     (40,341)
Net balance at June 30, 1996         (16,386)          -        (237,238)
Amortization of restricted
  stock awards                          -              -          54,000
Proceeds from issuance of
  494,500 shares of preferred
  stock                                 -              -       2,605,282
Proceeds from issuance of
  247,250 preferred stock
  warrants @ $.10                       -              -          24,725
Conversion of 350,000
  preferred shares to
  1,400,000 common shares               -              -             -
Preferred stock dividend of
  200,370 common shares                 -              -             -
Net income                              -              -          95,132
Change in unrealized loss
  on investment                         -           (52,772)     (52,772)

Net balance at June 30, 1997       $ (16,386)     $ (52,772)  $2,489,129


See accompanying notes.



                         MicroENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended June 30, 1997, 1996 and 1995
                                  1997        1996        1995
Cash flows from operating
 activities:

   Net income                  $    95,132  $   352,442  $   249,894
  Adjustments to reconcile net
  income to net cash from
  operating activities:
   Gain on debt restructuring         -      (1,000,495)        -
      Depreciation                 667,660      597,099      572,481
   Foreign investment loss            -          76,860         -
   Compensation paid in common
    stock, net of forfeiture        54,000       59,301       53,850
   Changes in assets and
  liabilities:
   Accounts receivable          (  520,313)  (  407,994)      59,624
   Inventories                  (  703,678)  (  652,622)  (  117,675)
   Other current assets         (  535,327)       2,182       12,767
   Other assets                 (    2,344)      19,273   (   33,946)
   Accounts payable             (  338,985)     768,937      346,034
   Cash overdraft                   11,172       70,883         -
   Accrued expenses             (   62,810)  (   19,888)  (   61,630)
       Net cash from
           operating activities (1,335,493)  (  134,022)   1,081,399
Cash flows from
 investing activities:
 Additions to property and
  equipment                     (1,085,761)  (  353,944)  (  173,133)
 Increase in foreign investment       -            -      (   59,000)
          Net cash from
     investing activities       (1,085,761)  (  353,944)  (  232,133)

Cash flows from financing
 activities:
 Proceeds from preferred stock
  and warrants offering           2,630,007         -           -
 Proceeds from stock subscription     -         250,000         -
 Proceeds from bridge financing       -         275,000         -
 (Increase) decrease in public
  offering fees                     176,971   ( 176,971)        -
 Proceeds from other stock plans      -          48,650         -
 Issuance of long-term obligations4,109,094     145,478         -
 Payment of long-term obligations(2,528,974) (  857,965)  (  746,193)
 Net change in notes payable     (1,875,373)    710,162   (   35,638)
         Net cash from
    financing activities         2,511,725      394,354   (  781,831)

         Net increase (decrease)
    in cash                         90,471   (   93,612)      67,435

Cash, beginning of the year         19,615      113,227       45,792

Cash, end of the year         $    110,086 $     19,615 $    113,227

/TABLE

                     MicroENERGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)


Supplemental schedule of noncash investing and financing activities:

   Capital Leases

   In 1997 and 1996, the Company entered into capital leases for certain equipment. In connection with the capital leases, the Company recorded equipment and long-term obligations of $26,333 and $368,660, in 1997 and 1996, respectively (see
   Note 5).  No capital leases were entered into during 1995.

   Other Supplemental Disclosures

   Actual interest payments were $337,651, $339,040 and $331,667 for the years ended June 30, 1997, 1996 and 1995, respective-ly.




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

   Cash and Cash Equivalents - MicroENERGY considers all short-term deposits with initial maturities of three months or less to be cash equivalents.

   Accounts Receivable - Accounts receivable for sales to customers are unsecured and consist of the following:

                                        1997          1996
     Accounts receivable            $  2,167,302  $  1,651,989
     Less allowance for
      doubtful accounts               (   45,000)   (   50,000)

                                    $  2,122,302  $  1,601,989

   There were no changes to the allowance for doubtful accounts during 1996 and 1995. For the year ended June 30, 1997, the allowance was reduced by $5,000 due to a writeoff of an uncollectible customer balance.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories are:

                                        1997          1996
     Raw materials                  $  2,440,044  $  2,368,798
     Work in process                   1,347,602       937,228
     Finished goods                      731,414       509,356
                                       4,519,060     3,815,382
     Less excess and obsolete
      reserve                         (  450,536)   (  450,536)

                                    $  4,068,524  $  3,364,846

   There were no changes to the excess and obsolete reserve
   during 1997, 1996 and 1995.

2. Summary of Significant Accounting Policies (cont'd)

   Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes, and the accelerated cost recovery method for tax reporting purposes. Expenditures for repairs and maintenance are expensed as incurred. The components of property and equipment are:

              1997          1996

   Land                              $    24,500   $    24,500
   Building and improvements              72,161        72,161
   Machinery and equipment             4,394,957     3,327,417
   Leasehold improvements                397,678       388,963
   Capitalized leases:
       Building                          216,780       216,780
       Equipment                       1,119,138     1,083,299

                                     $ 6,225,214   $ 5,113,120

   Research and Development - Expenditures for research and development activities are charged to expense as incurred.

   Income Taxes - MicroENERGY uses the asset-liability approach of accounting for income taxes (Note 8).

   Earnings Per Share - Earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during each period plus the dilutive effect, if any, of outstanding common stock equivalents.

   In February 1997, the Financial Accounting Standards Board issued Statement Number 128, which establishes revised standards for computing and presenting EPS. The statement is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. This standard will require restatement of all prior-period EPS data presented.

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

   MicroENERGY has estimated that a $45,000 allowance for uncollectible accounts is adequate. This conclusion is based on the current status and age of accounts receivable.

   MicroENERGY has estimated a reserve for excess and obsolete inventory of $450,536. This conclusion is based on the current status and age of inventories and estimates of future orders.

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

3. Foreign Investment

   On January 14, 1994, MicroENERGY entered into a revised agreement with MicroENERGY (India) Limited (INDIA), a Private Limited Company registered under the Indian Companies Act. MicroENERGY was to provide the technical and manufacturing knowledge and training in exchange for $150,000 to be received when certain stipulations had taken place. The proceeds were to be used to purchase an equity interest after the public offering of the stock of INDIA. The public offering took place in August 1994 and the issue was oversubscribed.

   During 1995, MicroENERGY received 5,007,000 shares of stock at a purchase price of $159,000. This investment, included in noncurrent other assets, is classified as an available for sale security and, accordingly, recorded at fair value. At June 30, 1996, the fair value of this investment declined to $82,140. During 1996, no production had taken place. Accordingly, the $76,860 unrealized loss had been recorded as a permanent decline in the statement of operations. At June 30, 1997, fair value was $29,368. Accordingly, the $52,772 unrealized loss has been recorded as a separate component of stockholders' equity.

   MicroENERGY will be paid a commission of 5% of the export sales of INDIA or 3% of its total sales, whichever is greater. During 1995, MicroENERGY received $74,000 of revenue for consulting services performed for INDIA. No commission revenue was received or recorded in 1997, 1996 or 1995.


4. Notes Payable and Long-term Obligations

   Notes Payable - During 1996, MicroENERGY had a line of credit agreement with a bank, payable on demand, at an interest rate of prime (8.25% at June 30, 1996) plus 1.75%. In 1995, the interest rate was at prime (9% at June 30, 1995) plus 2.5%. The weighted average interest rates for the years ended June 30, 1996 and 1995 were 11.0% and 11.1%, respectively. The agreement permitted the Company to borrow the lesser of defined percentages of outstanding accounts receivable and inventory or $2,200,000. The line of credit was secured by a primary interest in accounts receivable and inventory and a subordinate interest in all other assets.

   On July 17, 1996, this line of credit agreement was canceled.

   Long-term Obligations - On July 17, 1996, the Company entered into a new financing agreement with a bank, which replaced the line of credit agreement discussed under notes payable above. The new revolving line of credit agreement is at an interest rate of prime (8.5% at June 30, 1997) plus .25%. The weighted average interest rate for 1997 was 9.18%. The agreement permits the Company to borrow a maximum of the lesser of $3,000,000 or the borrowing base. The borrowing base is defined as the sum of (a) an eighty-five percent advance against eligible receivables that are ninety days or less from the date of invoice, and (b) a forty percent advance against eligible inventory as defined, not to exceed $1,000,000. The line of credit agreement is due and payable on November 1, 1998. The unused line of credit at June 30, 1997 was $513,646. The line is secured by a primary interest in all assets, including those owned by a related partnership (Note 5), wherever located. This first position security interest only pertains to those assets not pledged under duly authorized and validly perfected purchase money equipment leases already existing. Under these lease scenarios, the bank's security interest would be subject to the existing lessor's interest. In addition, two stockholders of the Company have guaranteed the debt, limited to $300,000 each.

   The Company is subject to certain debt covenants in the new financing agreement, as defined, relating to minimum tangible net worth, net income, cash flow coverage, and current ratios, and a maximum leverage ratio. In addi-tion, the Company cannot declare or pay dividends except for the 8% cumulative preferred stock; cannot make loans or advances to officers, shareholders or directors; cannot



4. Notes Payable and Long-term Obligations (cont'd)

   Long-term Obligations (cont'd)

   grant further security interests in the bank's collateral; cannot incur further indebtedness, except for renewals or extensions; and must submit financial statements and borrowing base certificates, as specified. The Company was in violation of certain of these covenants as of June 30, 1997 and has obtained the necessary waivers of compliance.



   The components of debt obligations are as follows:

                                                 June 30,
                                              1997        1996

   Revolving line of credit, per above   $ 2,486,354  $      -

   The new financing agreement also
   allows for an $800,000 term
   loan. Principal payments of
   $13,333, plus interest at the
   prime rate plus .25%, are
   payable monthly.  Full payment
   of amounts due is payable on
   July 1, 2001.  The term loan is
   secured and guaranteed under the
   same terms as the aforementioned
   line of credit agreement, and
   is subject to the same debt
   covenants.                                666,667         -

   Two 9% notes payable to bank, with
   original balances of $400,000 and
   $350,000.  The notes are due in
   monthly principal installments of
   $8,333 and $7,292, respectively,
   plus interest, beginning April 1,
   1997.  Final payments are due
   March 1, 2001.  The notes are
   secured and guaranteed under the
   same terms as the aforementioned
   line of credit agreement and are
   subject to the same debt covenants.       703,125         -


         (cont'd)

4. Notes Payable and Long-term Obligations (cont d)

   Long-term Obligations (cont'd)

                                                  June 30,
                                             1997         1996

   3% note payable to the City of
   Quincy, Illinois, due in monthly
   principal and  interest payments of
   $4,660 through December 1, 1998.
   The note is secured by a subordinate
   interest in    accounts receivable,
   inventories and equipment.            $    81,919   $  134,522

   3% note payable to the City of
   Quincy, Illinois, due in monthly
   principal and interest payments
   of $4,265 through December 1, 1998.
   The note is secured by a subordinate
   interest in accounts receivable,
   inventories and equipment.                 74,980      123,127

   3% note payable to the City of
   Quincy, Illinois, due in monthly
   principal and interest payments of
   $6,516 through December 1, 1998.
   The note is secured by a subordinate
   interest in accounts receivable,
   inventories and equipment, and is
   guaranteed by certain shareholders.       114,552      188,109

   Note payable to bank with interest
   at prime plus 2%, due in monthly
   payments of $5,250 principal plus
   interest through December 15,
   1998.  The note is secured by a
   subordinate interest in accounts
   receivable, inventories, and
   machinery and equipment.  The City
   of Quincy, Illinois has guaranteed
   the lesser of $230,000 or 36.5% of
   the indebtedness.                          99,750      157,500

   Note payable to bank with interest
   at prime plus 2%, due in monthly
   payments of $5,000 principal plus

          (cont'd)

4.  Notes Payable and Long-term Obligations (cont d)

    Long-term Obligations (cont'd)

                                                 June 30,
                                            1997         1996

    interest.  Final payment was made
    in July 1996.  The note was secured
    by a primary interest in certain
    machinery and equipment, and a
    subordinate interest in accounts
    receivable, inventories and all
    other equipment.                     $      -     $    10,000

    Note payable to the state of Illinois,
    due in monthly payments of $19,997,
    which includes interest at 9.5%
    through June 1996 and then at the
    prime rate.  In June 1996, an agree-
    ment was made to pay $70,000 at the
    time of financing (Note 6), and
    continue normal payments until
    January 1997.  The note was secured
    by a subordinate interest in accounts
    receivable, inventories and equipment,
    and was guaranteed by certain share-
    holders.                                    -         209,864

    Note payable to bank at prime plus
    2%, due in monthly installments of
    $3,833 principal plus interest.
    Note was paid in full in July 1996.
    The note was secured by a primary
    interest in certain equipment, and the
    assignment of certain rents and leases
    paid to the Quincy landlord.                -          53,772

    Notes payable, acquisition of power
    systems division.  On September 20,
    1994, the repayment terms were
    renegotiated to payments of $10,000
    per month through June 1, 1998,
    $37,824 per month from July 1, 1998
    through September 1, 2002, and $27,824
    per month from October 1, 2002 through
    December 1, 2002.  The notes remained

          (cont'd)

4.  Notes Payable and Long-term Obligations (cont d)

    Long-term Obligations (cont'd)

                                                  June 30,
                                             1997         1996

    noninterest bearing.  Amendment
    dated January 31, 1996 required a
    final payment of $1,332,000 in
    July 1996, with $1,000,495 of debt
    forgiven.  Accordingly, the entire
    balance was classified as current
    at June 30, 1996, and the gain from
    debt restructuring recorded during
    1996.  The notes were secured by
    equipment purchased from the
    creditor and a subordinate interest
     in inventory and other equipment.    $     -     $ 1,332,000

    Note payable to bank at 5%, due
    in monthly principal and interest
    payments of $1,200.  Final balloon
    payment due in December 2000.  The
    note is secured by real estate
    located in Memphis, Missouri.             88,420      100,320

    Note payable to bank at 5%, due
    in monthly principal and interest
    payments of $472.  Final balloon
    payment due in January 2001.  The
    note is secured by all equipment
    located in Memphis, Missouri.             20,872       23,139

    Note payable to bank at 9.5%, due
    in monthly principal and interest
    payments of $497 through February
    1999.  The note is secured by a
    certain vehicle.                           9,145       13,972

    Installment contract payable at
    7.95%, due in monthly principal
    and interest payments of $1,160,
    beginning April 13, 1997 through
    March 13, 2000.  The note is
    secured by a certain vehicle.             34,171         -



          (cont'd)


                                                 June 30,
                                            1997          1996

    Installment contract payable at
    9.6%, due in monthly principal
    and interest payments of $1,149,
    beginning May 17, 1997 through
    April 17, 2000.  The note is
    secured by a certain vehicle.       $     34,094 $        -

    Bridge notes payable at 8%.
    Principal and accrued interest
    paid at financing closing in
    July 1996 (Note 6).                         -          187,000

    Capital lease obligations                407,899       682,170

       Total debt                          4,821,948     3,215,495

    Less current portion                  (  948,326)   (2,341,020)

       Long-term obligations            $  3,873,622  $    874,475


    Future maturities of debt obligations are as follows:

             Year Ending
               June 30,                     Amount

                 1998                    $   948,326
                 1999                      3,098,170
                 2000                        385,846
                 2001                        362,940
                 2002                         26,666

                                         $ 4,821,948


5. Leased Property

   Capital Leases - MicroENERGY has capital lease arrangements for certain property, machinery and equipment, including certain leases for its Tru-Way manufacturing facility, machinery and equipment that are with a partnership consisting of officers of the Company.

   The 1994 agreement for building and certain equipment is leased from the partnership over a five year term, which


5. Leased Property (cont'd)

   Capital Leases (cont'd)

   expires in July 1998. Minimum monthly lease payments for the real estate and equipment total $16,500. In addition, another equipment lease was entered into with the partnership in December 1993 for a three year term, with minimum monthly lease payments of $3,025, which expired in November 1996. Payments are continuing on an informal month to month basis.

   Actual payments to the partnership totaled $362,050 in 1997 and $106,550 in 1996. At June 30, 1996, $127,750 was due to
   the partnership under these lease agreements.

   Property and equipment and related accumulated depreciation under these capital leases was $1,335,918 and $814,689 at June 30, 1997, respectively, and $1,300,079 and $588,518, respectively, at June 30, 1996. Amortization charges related to capitalized assets are included in depreciation expense.

   Operating Leases - MicroENERGY leases its main manufacturing facility space under a ten year operating lease, and its office space under two five year operating leases.

   Total rent expense under operating lease agreements ap-proximated $362,070, $384,773 and $377,128 in 1997, 1996 and 1995, respectively.

   Future minimum lease payments under capital and operating leases with commitments beyond one year are as follows:


                                          Capital    Operating
    Year Ending June 30,                  Leases      Leases

         1998                           $  344,663 $   341,611
         1999                               95,882     320,804
         2000                                  817     320,804
         2001                                 -        320,804
         2002                                 -        140,090

    Total minimum lease payments           441,362 $ 1,444,113

    Imputed interest                      ( 33,463)

                                        $  407,899

6.  Stockholders' Equity

    Reverse Stock Split - Effective May 13, 1996, the Company consummated a 1 for 360 reverse stock split. Each share of common stock issued and outstanding immediately prior to the reverse split date was reclassified and changed into .00278 of a share of common stock with a new par value of .01 per share. Prior to the reverse split date, the Company had 180,000,000 shares of common stock authorized with a par value of .001 per share. Accordingly, the weighted average number of shares outstanding for 1995 with related per share information as reflected in the accompanying consolidated statement of opera-tions had been restated to reflect the 1 for 360 reverse stock split.

    In addition, all share information in the following descrip-tions of the Company's stock plans had been restated to reflect the 1 for 360 reverse stock split.

    Restricted Stock Grant Program - The Company maintains a restricted stock grant program. In 1990, certain key employees received 58,333 shares of restricted stock of the Company. The restricted stock vests ratably beginning July 1, 1993 through 2026. The restrictions lapse in the event of the key employee's death, permanent disability or termination of employment by the Company without good reason, or a change in control of the Company (as defined). The total market value of the shares awarded under the plan as of the grant date, aggregating $1,968,750, was recorded as unearned restricted stock award compensation and reported as a separate component of stockholders' equity.

    Compensation expense is being amortized over the period in which participants perform services and the restrictions on the stock awards lapse.

    Stock Purchase Warrants - Stock purchase warrants were issued to certain officers of the Company in consideration for personal guarantees provided on certain debt. On April 10, 1991, MicroENERGY issued Class C warrants which give certain officers the right to convert such warrants to 56,944 shares of common stock at an exercise price ($22.68) approximating market value at the date of the grant. The warrants became exercisable on April 10, 1992, and expire on April 10, 1998.

    In addition, the Company entered into a contingent loan agreement with the warrant holders, pursuant to which the Company will lend the holders funds necessary to exercise the

    Class C warrants in the event that a person or group acquired
    10% of the Company's common stock. None of the warrants have been exercised to date.

    On December 13, 1994, MicroENERGY issued Class D warrants, which give certain officers the right to convert such warrants to 97,222 shares of common stock at an exercise price of $.45, which approximated 125% of market value at the date of the grant. The warrants become exercisable on December 13, 1995. During 1996, all of these warrants were exercised.

    Stock Option Plans - The stockholders of MicroENERGY have approved four Incentive Stock Option Plans (the "plans"). Options granted under these plans are intended to qualify as "incentive stock options," as defined by the Internal Revenue Code. Two of these plans have expired, however, options remain outstanding under those plans. A total of 63,889 shares of common stock are reserved for issuance upon exercise of options granted under the plans. Options for 4,611, 5,319 and 7,736 shares were outstanding at June 30, 1997, 1996 and 1995, respectively. During 1997, no options were granted or exercised, and 708 options were canceled. During 1996, no options were granted, 2,139 options were exercised, and 278 options were canceled. During 1995, options for 3,111 shares were granted, no options were exercised, and 250 options were canceled. The options have exercise prices ranging from $3.60 to $16.20, with an average price of $5.50. Options granted under the plans are not exercisable until one year after the date of the grant, vest ratably over a five year period, and may only be exercised while the holder is an employee of MicroENERGY. Options expire no later than ten years after the date of the grant. At June 30, 1997, 54,611 shares are exercisable.

    On November 12, 1990, the Board of Directors of the Company also approved a nonqualified stock option plan, which granted an outside Director the option to purchase up to 5,556 shares of common stock at an exercise price of $.45. During 1996, all of these options were exercised.

    The Company accounts for its aforementioned stock compensa-tion plans using the intrinsic value based method. No stock compensation transactions were entered into during 1997 or 1996.

    Preferred Stock Subscription - In January 1996, the Company received $250,000 from certain officers of the Company as a preferred stock subscription. The subscription was for 350,000 shares of Series A Cumulative Preferred Stock, and were identical to the terms of the preferred stock described below under "Securities Offering," except that the officers have agreed to waive the semiannual dividends in excess of $.40 per share.

    In June 1997, the Board of Directors approved the conversion of the 350,000 shares of Series A Cumulative Preferred Stock into 1,400,000 shares of common stock.

    Preferred Stock Warrants - In March 1996, the Company obtained bridge financing from six lenders in the amount of $275,000 in anticipation of the preferred stock public offering. The lenders are the individuals identified in the Prospectus as "Selling Securityholders." In exchange for the $275,000, the Company gave the Selling Security-holders nonnegotiable promissory notes in the aggregate principal amount of $187,000, which were repaid in July 1996 with the proceeds from the offering, plus 880,000 Redeemable Class A Preferred Stock Warrants at $.10 per warrant. The Redeemable Class A Warrants acquired by the Selling Securityholders in the bridge financing are identical to those described below under "Securities Offering."

    Securities Offering - Effective July 10, 1996, the Company offered 494,500 shares of Series A Cumulative Preferred Stock and 247,250 Redeemable Class A Warrants for Series A Preferred Stock.

    The Preferred Stock is currently not convertible into any other security. Dividends on the Preferred Stock are cumulative from the issue date, and are payable semiannually at the rate of 8% per annum. At the Company's option, the dividends may be paid in whole or in part, either in cash or in shares of the Company's Common Stock valued at the average closing bid price for the ten days preceding the dividend payment date.

    In December 1996 and June 1997, the Company declared the preferred stock dividends to be paid with common stock. The dividend declared in June 1997 was paid in July 1997.

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

7.  Employee Benefit Plan

    The Company sponsors the MicroENERGY, Inc. Savings and Investment Plan, a defined contribution 401(k) plan covering all full-time employees who meet certain age and length of service requirements. Employer matching contributions are at the Company's sole discretion. Employer contributions expensed for the years ended June 30, 1997, 1996 and 1995 totaled $34,731, $24,504 and $26,211, respectively.

8.  Income Taxes

    The Company uses the asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance is recognized if it is more likely than not that a deferred tax asset will not be realized.

    The following is a reconciliation of income taxes at the federal statutory rate:

                                           For the Year Ended
                                                June 30,
                                           1997        1996

    Computed income taxes at the
     federal statutory rate of 34%      $   32,344  $  119,830
    State taxes, net of federal benefit     14,950      19,535
    Effect of graduated rates              (   265)      3,521
    Permanent differences                   11,991      11,525
    Temporary differences for which
     deferred taxes had not been
     recognized                             75,474      20,814
    Benefit of tax loss carryforward      (134,494)   (175,225)

       Total provision for income taxes      $     -   $     -





8.  Income Taxes (cont'd)

                                           For the Year Ended
                                                June 30,
                                           1997        1996

    Provision for income taxes -
     current:
       Income (loss) before extra-
        ordinary item                   $  134,494  $ (322,195)
Extraordinary item                            -        497,420

          Total                            134,494     175,225

       Benefit of tax loss carryforward   (134,494)   (175,225)

                                        $     -       $     -


    At June 30, 1997, the cumulative net operating loss carry-forward available to MicroENERGY for income tax purposes was approximately $2,913,000. If not used to offset future taxable income, the net operating loss carryforwards will expire in various years beginning in 2000 and continuing through 2008. In addition, the Company has investment tax credit, research and development credit, and AMT credit carryforwards of approximately $18,000, $203,000 and $15,700, respectively, at June 30, 1997. If not used to offset future taxes, the carryforwards expire in years beginning in 1999 and continuing through 2006. A deferred tax asset for these carryforwards of approximately $1,348,000 at June 30, 1997 and $1,514,000 at June 30, 1996
    has been offset by a valuation allowance in an equal amount.

    The Company's ability to utilize the carryforwards would be restricted upon the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred at the closing of the securities offering as discussed in Note 6. As a result of the ownership change, the Company will generally be permitted to utilize net operating loss carryforwards in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (1) the fair market value of the Company's equity at the time of the ownership change (reduced by the amount of certain capital contribu-tions, such as those received pursuant to this Offering), and (2) a long-term tax-exempt rate published by the Internal Revenue Service (5.78% for ownership changes occurring in July 1996). Further, the Company's ability to utilize its ITC, RDC and AMT carryforwards will also be limited as a result of the ownership change in an amount determined by reference to the Section 383 limit. As a result, the Company does not expect to utilize its full
   NOL and tax credit carryforwards to offset future taxable income and tax liability. This limitation could have a materially adverse effect on the Company's net income if the Company were to generate taxable income (or tax liability) materially in excess of the limitations.

   In addition to the benefit of tax carryforward items, de-ferred taxes are also recorded based upon temporary differences between the financial statement basis and tax basis of assets and liabilities.

   Temporary differences as of June 30, 1997 and 1996 are as follows:

                                         June 30,
                                1997                1996
                           Total    Deferred   Total   Deferred
                           Amount      Tax     Amount     Tax

    Current:
       Inventory:
          Uniform capi-
           talization      $  748,300 $285,600  $ 558,800 $218,800
          Obsolescence
           and excess
           reserve            476,000  181,700    515,000  201,600
       Allowance for
        bad debts              45,000   17,200     50,000   19,600
       Accrued expenses       118,600   45,200     93,000   36,400

   Long-term:
    Foreign investment         76,900   29,400     76,900   30,100
    Depreciation              (75,900) (29,000)   (86,500) (33,900)
    Capital lease              31,700   12,100     45,500   17,800
    Stock benefit
        plans                 432,000  164,900    378,000  148,000

                           $1,852,600 $707,100 $1,630,700 $638,400


   The deferred tax assets totaling $707,100 at June 30, 1997 and $638,400 at June 30, 1996 have been offset by a valuation allowance in an equal amount.

9. Significant Concentrations

   Customers - Revenues are generated from sales to OEM customers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry.

9. Significant Concentrations (cont'd)
   Customers (cont'd)

   During 1997, net sales to three customers were 36%, 12% and 10%, respectively, of total net sales. However, the first major customer is comprised of four autonomous purchasing units. If considered separately, one unit would be considered a major customer with 17% of total net sales.

   During 1996, net sales to two customers were 40% and 13%, respectively, of total net sales. However, the first major customer is comprised of four autonomous purchasing units. If considered separately, one unit would be considered a major customer with 30% of total net sales.

   During 1995, net sales to one customer were 28% of total net sales. However, the major customer is comprised of five autonomous purchasing units. If considered separately, one unit would be considered a major customer with 26% of total net sales.

   Accounts receivable from these customers totaled $1,276,216 and $817,815 at June 30, 1997 and 1996, respectively.

   Export Sales - During 1997, 1996 and 1995, export sales, principally to Europe, Canada and Australia, were 41%, 48%, and 36%, respectively, of total net sales. Of the 41% in 1997, sales to the United Kingdom and Canada were 23% and 18%, respectively. Of the 48% in 1996, sales to the United Kingdom and Canada were 32% and 16%, respectively.

   Vendors - The Company currently buys certain production material from two vendors. Purchases from these two companies approximated 16.4% and 14.9% of total material purchases for the year ended June 30, 1997 (17.7% and 12.6% for the year ended June 30, 1996). A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

10.   Fair Value of Financial Instruments

   Cash, Accounts Receivable and Accounts Payable - The carrying amounts approximate fair value.

   Foreign Investment (Note 3) - The investment is recorded at its fair value based on the quoted market price and the foreign currency exchange rate as of the balance sheet date.

   Long-term Debt - The fair value of long-term debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's various lenders. The carrying value of all long-term debt approximates fair value.

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



        Not Applicable




                              PART III


Item 10            DIRECTORS AND EXECUTIVE OFFICERS
                           OF THE REGISTRANT


Name, Age
and Positions              Business Experience
and Offices                During past 5 Years
Held With                  and Principal                 Director
Registrant                 Occupations                   Since

Robert G. Gatza,           1983-Present: President        1983
Age 55                     and Chief Executive
Chairman of the Board,     Officer of MicroEnergy.
President


Robert J. Fanella,         1983-Present:  Chief           1987
Age 47                     Financial Officer of
Executive Vice Presi-      MicroEnergy.
dent, Secretary,
Treasurer, Director

George M. Bradshaw         1983-Present:                  1988
Age 51,                    Practicing Attorney
Director                   in areas of corporate
                           law, real estate, and
                           commercial law.

Compliance With Section 16(a) of the Exchange Act

                  During the 1997 fiscal year no directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section
16(a) of the Exchange Act, except that Messrs. Gatza and Fanella each filed one Form 4 late, each reporting one transaction.




Item 11               EXECUTIVE COMPENSATION

          Table I on the following page sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for service rendered in all capacities during each of the fiscal years ended June 30, 1997 ,1996, and 1995:

(1) the Registrant's Chief Executive Officer (CEO), and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended June 30, 1997 exceeded $100,000.

          Table II on the following page sets forth certain information on stock options or warrants held by Officers of the Company on June 30, 1997.

          There were no stock options or warrants acquired by the officers of the Company during the year ended June 30, 1997.




                       I. SUMMARY COMPENSATION TABLE



Name and Principal  Fiscal                     Option     All oth
  Position           Year    Salary   Bonus    Shares      Comp *

Robert G. Gatza      1997   $381,125    --       --       $1,500
   CEO               1996   $275,134    --       --       $  750
                     1995   $210,001    --       --       $1,500



Robert J. Fanella    1997   $376,300    --       --       $1,500
                     1996   $269,112    --       --       $  750
                     1995   $204,301    --       --       $1,500



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


Restricted Stock Grant Program
          On May 19, 1989, the shareholders of the Company adopted a Restricted Stock Grant Program (the "Program"), pursuant to which 58,333 shares of common stock were reserved for issuance. On July 3, 1989, the reserved shares were issued to two "Grantees", namely Robert G. Gatza (34,722 shares)and Robert
J. Fanella (18,056 shares). Messrs. Gatza and Fanella are the Company's officers and directors.
          The shares issued under the terms of the Program are subject to the following restrictions:
          1. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. This restriction shall lapse, with respect to 3 1/3% of the number of shares granted under the Program, and those shares will become unrestricted stock, on the last day of the Company's 1998 fiscal year. The restriction shall lapse with respect to each additional 3 1/3% of such number of shares on the last day of each successive fiscal year of the Company, until the final year which will have 13 1/3%.
          2. The restriction shall also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.
          3. Shares which have not become unrestricted under the circumstances referred to in Item 1 or Item 2 above shall be forfeited to the Company upon termination of the Grantee's employment with the Company.
          4. During any tax year in which a Grantee realizes taxable income by reason of the lapse of the restrictions on the shares granted under the Program, the Company shall pay to such Grantee a "Gross-Up Bonus" in cash equal to the aggregate of (i) the additional federal, state and local income taxes incurred by Grantee as a result of realization of such taxable income, and
(ii) the federal, state and local income tax incurred by the Grantee as a result of the Gross-Up Bonus. In no event shall the Gross-Up Bonus exceed the aggregate of (i) the amount of the tax deduction for which the Company receives a benefit for the tax year of the Company beginning during the tax year of the Grantee in which he realizes taxable income by virtue of the lapse of the restrictions referred to in Item 1 above, and (ii) the amount of the tax deduction for which the Company receives a benefit for such tax year of the Company by virtue of the Gross-Up Bonus.



Incentive Stock Option Plans
          On December 6, 1984 the shareholders of the Company approved the 1984 Incentive Stock Option Plan and the 1985 Incentive Stock Option Plan for 8,333 shares; and on February 24,1992 the share holders of the Company approved the 1992 Incentive Stock Option Plan for 5,556 shares; and on May 7, 1996 the shareholders of the Company approved the 1996 Incentive Stock
Option Plan for 50,000 shares.   Options granted under the Plans
are intended to qualify as "incentive stock options", as defined in Section 422A of the Internal Revenue Code. The 1984 and 1985 plans expired with options for 5,319 shares outstanding. There were 278 shares not granted under the expired 1984 and 1985 plans and they will not be eligible for grant under terms of the two plans. A total of 5,556 shares of common stock are reserved for issuance upon exerciseof options granted under the 1992 Plan. A total of 50,000 shares of common stock are reserved for issuance upon exercise of options granted under the 1996 Plan. Options for a total of 7,348 shares have been granted to employees of the Company under the 1984 and 1985 Plans. Options for 2,736 shares have been exercised to date at an average purchase price of $10.16. No options have been issued to any person who is currently an officer or director of the Company. The average exercise price of the options which are outstanding is $5.50.

Other Compensation
          The two persons who were officers of the Company during the last fiscal year did not receive non-cash compensation exceeding in aggregate 10 percent of their aggregate cash compensation.

Compensation of Directors
          During the fiscal year ended June 30, 1997, the Company paid no fees or other cash compensation to directors for service on the Board. Mr. George M. Bradshaw, a member of the Board of Directors, received $15,955 for legal services rendered to the Company.

Item 12               SECURITY OWNERSHIP OF
                       CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

          The following table sets forth the equity securities of the Company beneficially owned by any person who, to the knowledge of the Company, owned beneficially more than 5% of either class of voting stock as of September 8, 1997, by all directors of the Company, and by the directors and officers of the Company as a group. The table also indicates the number of votes to which each person would be entitled in the event of a shareholders meeting and the percentage of the total voting power represented thereby. None of the persons identified below owns any securities of the Company other than the Common Stock listed below.


           Name and     Amount and
           Address of   Nature of                          Percentage
Title of   Beneficial   Beneficial  Percentage             of Voting
Class      Owner        Ownership   of Class       Votes     Power(1)


Common      Robert G.     867,052      42.1%       867,052     34.0%
Stock        Gatza(3)     shares of
                          record(2)


Common     Robert J.     802,480       39.4%       802,480     31.7%
Stock        Fanella(3)   shares of
                          record(2)


Common      George M.     7,699         0.4%         7,699      0.3%
Stock        Bradshaw(4)  shares of
                          record

Common      All officers  1,677,231    80.8%     1,677,231     65.3%
Stock       and directors shares of
            as a group    record(2)
           (3 persons)



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

          (3) The business address of Messrs. Gatza and Fanella is c/o MicroENERGY, Inc., 350 Randy Road, Carol Stream, Illinois
60188.

          (4) The business address of Messr. Bradshaw is c/o
Huck, Bouma, Martin, Charlton, & Bradshaw P.C., 1755 S.
Naperville Rd., Suite 200, Wheaton, Illinois 60187.



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


          ARQUBE was formed for the purpose of acquiring the land and fixed assets owned by Tru-Way, Inc. an Illinois corporation engaged in the business of manufacturing fabricated metal parts used in the Company's principal product. The assets purchased by ARQUBE included all the machinery and equipment and an industrial building in Stone Park, Illinois. The total purchase price was $350,000. ARQUBE obtained a loan for the amount of $350,000 and the loan was personally guaranteed by the Partners. The land and industrial building were placed in trust and also secure ARQUBE's obligation.
          Subsequent to ARQUBE's acquisition of Tru-Way's land and fixed assets, the Company purchased all of the outstanding shares of stock of Tru-Way, Inc.
            On July 22, 1993 the Stone Park facility was sold and a larger facility in Northlake, Illinois (10,800 square feet versus 5,100 square feet) was purchased. At this date the operations of Tru-Way were consolidated into this larger facility, the July 1, 1990 lease between ARQUBE and Tru-Way was terminated and new leases for the facility and equipment were entered into. The lease for the facility is for a five year period, with monthly rental payments of $4,500, and the equipment lease is for a five year period, with monthly payments of $12,000. The two leases expire July 30, 1998.
          On December 1, 1993, a lease for additional metal fabricating equipment was entered into. The terms of this lease were $3,025 per month, for a period of three years. The lease expired November 30, 1996 and the Company now leases the equipment on a month to month basis at the same rental rate.
          The Company has recorded the original two leases as capital leases. The Company believes that the terms of these leases are equivalent to those available in arms-length transactions.



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

          In order to obtain the funds needed to finance the debt compromise, the Company sold 350,000 shares of Series A Cumulative Preferred Stock in equal parts to Messrs. Gatza and Fanella in exchange for their cash payment of $250,000 and their agreement to give personal guarantees on a loan of $800,000. The Series A Cumulative Preferred Stock issued to Messrs. Gatza and Fanella is identical to that which was sold in the offering. Messrs. Gatza and Fanella agreed, however, that while they held the Series A Cumulative Preferred Stock they would waive the semi-annual dividends in excess of $.40 per share (the Series A preferred Stock pays $.56 per share).

          In June of 1997, the Board of Directors approved the conversion of the 350,000 shares of Series A Cumulative Preferred Stock, held by Messrs. Gatza and Fanella, into 1,400,000 shares of Common Stock, par value $.01. The exchange ratio was determined on the basis of the relative equity value of the two securities and a measure of the value of seven years of dividends on the Series A Cumulative Preferred Stock. The Company thereby eliminated the annual dividend obligation on those preferred shares.

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

          10(j).  Omitted

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

          10(q)  Omitted

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

Date: September 26, 1997


          Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert G. Gatza
Robert G. Gatza
President (Principal Executive Officer), Director
Date: September 26, 1997


/s/ Robert J. Fanella
Robert J. Fanella
Treasurer (Principal Financial Officer)
          (Principal Accounting Officer), Director
Date: September 26, 1997


/s/ George M. Bradshaw
George M. Bradshaw
Director
Date: September 26, 1997