Form 10-Q
period 1997-09-30
MICROENERGY INC
filed 1997-11-14
CIK 740622

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     September 30, 1997

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

As of September 30, 1997 there were outstanding 2,018,839 shares of Common Stock, $.01 par value.




                               MICROENERGY, INC.


                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheets for September 30, 1997 (unaudited) and June 30, 1997 (audited).

              Condensed Statements of Operations (unaudited) for the quarters ending September 30, 1997 and September 30, 1996.

              Condensed Statements of Cash Flows (unaudited) for the three months ending September 30, 1997 and September 30, 1996.

              Notes to Condensed Financial Statements (unaudited)

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                       1st Quarter
                                                    Ending      Year Ended
                                                    9/30/97      6/30/97
                                                  (unaudited)    (audited)

ASSETS
Current assets:
  Cash                                           $    12,018    $  110,086
  Accounts receivable                              2,164,940     2,122,302
  Inventories                                      4,027,323     4,068,524
  Other current assets                               514,120       586,870
    Total current assets                           6,718,401     6,887,782
Property and equipment                             6,248,189     6,225,214
Accumulated depreciation                          (4,059,457)   (3,869,092)
                                                   2,188,732     2,356,122
Other assets, net                                    102,274       102,275
                                                 $ 9,009,407    $9,346,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations       $  901,508       948,326
  Accounts payable                                1,102,837     1,579,539
  Accrued expenses                                  448,277       455,563
     Total current liabilities                    2,452,622     2,983,428
Long-term obligations                             4,151,779     3,873,622
    Total liabilities                             6,604,401     6,857,050
Stockholders' equity:
  8% cumulative Series A preferred stock,
   $7.00 liquidation preference, 4,000,000,
   494,500 shares issued in 1997                  2,605,282     2,605,282
  Common stock, $.01 par value - 4,000,000
   shares authorized; 2,018,839 shares
   issued in 1998 and 421,477 in 1997                20,218        20,218
  Additional paid-in capital                      6,423,535     6,423,535
  Accumulated deficit                            (5,255,998)   (5,255,998)
  Unearned restricted stock compensation         (1,334,050)   (1,347,550)
  Common stock purchase warrants,                        75            75
  Preferred stock warrants                          112,725       112,725
  Treasury stock, at cost 1,898 shares              (16,386)      (16,386)
  Unrealized loss on marketable securities          (52,772)      (52,772)
  Current Year Earnings/(Loss)                      (97,623)         --
Total stockholders' equity                         2,405,006     2,489,129
                                                  $9,009,407    $9,346,179
                                                  ==========    ==========


                                MICROENERGY,INC
                          STATEMENTS OF OPERATIONS

                             Three Months   Three Months
                                 Ended         Ended
                                 9/30/97      9/30/96

Sales                               $3,694,813    $3,442,990

Expenses:
  Facility, pre-production,
   and production                    2,876,360     2,743,737
  Research and development             358,300       311,934
  Selling,General and
   Administrative                      448,235       412,840

     Operating Income/(Loss)            11,918       (25,521)

  Interest expense, net                109,541        71,676
     Net Income/(Loss)              $  (97,623)    $ (97,197)
                                     ==========     =========
For earnings per share caculation:
     Net Income/(Loss)              $  (97,623)    $ (97,197)
     Preferred stock dividends         (69,230)     (104,230)

   Net Income/(Loss) available
     to common shareholders         $ (166,853)    $(201,427)
                                     ==========     =========

   Net Income/(loss) per share      $    (.08)    $    (.48)

Weighted average number
 of shares of common
 stock outstanding                    2,018,824      421,477

                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                               Three Months  Three Months
                                  Ending       Ending
                                  9/30/97      9/30/96

Cash flows from operating
 activities:
 Net (losses) earnings         $   (97,623)   $ (97,197)
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    190,365      165,741

   Changes in assets and
     liabilities:
     Accounts receivable          ( 42,638)    (354,458)
     Inventories                    41,201     (114,602)
     Other current assets           72,751      148,355
     Accounts payable             (476,702)    (695,413)
     Accrued expenses             (  7,286)    (133,875)
                                  (222,309)    (984,252)
 Net cash provided (used) by
  operating activities          (  319,932)  (1,081,449)
Cash flows (used in) provided by
 investing activities:
 Additions to equipment            (22,975)     (49,859)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                          --     (521,019)
 Long-term debt, net of payments   231,339   (1,061,016)
 Equity Transactions                13,500    2,703,728
Net cash provided by (used in)
 financing activities              244,839    1,121,693
Net increase (decrease) in cash    (98,068)      (9,615)
Cash at beginning of period        110,086       19,615
Cash at end of period           $   12,018   $   10,000


                             MICROENERGY, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 1997, the consolidated statement of income for the three month periods ending September 30, 1997 and September 30, 1996 and the condensed statement of cash flows for the three month period ending September 30, 1997 and September 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 10K report.
The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


Part 1
Item 2
                             MICROENERGY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended September 30, 1997 were $3,694,813, representing a 7% increase over the prior year period of $3,442,990. The fiscal first quarter revenues were approximately 8% below the sales level budgeted by the Company. The cause of the shortfall and the likely impact for the balance of the year relative to budgeted shortfalls is being researched to determine possible consequences in future quarters. A net loss of $97,623 was incurred for the current quarter, which was essentially equivalent to the loss in the prior year period of $97,197.

Manufacturing costs decreased to 77.8% of revenues as compared to 79.7% in the prior year. The major reason for the decrease was increased productivity as a result of the new production equipment installed last year. In the non-direct cost areas, total costs for Research & Development and SG&A increased by $46,366 and $35,395. Interest cost for the quarter were $109,541 as compared to $71,676 in the prior year period. The increase in interest was a result of the fixed asset financing for the purchases made in the last fiscal year and a higher utilization of the line of credit.



Liquidity and Capital Resources

The Company at September 30, 1997, had positive working capital of $4.3 million as compared $3.9 million at the end of the fiscal year
June 30, 1997.  The improvement is due mainly to a reduction of Trade
Accounts Payable by approximately $477,000. Accounts Receivable and
Inventory balances are not significantly different than the fiscal year end
June 30, 1996. The Company has approximately $500,000 available on its Line of Credit as of the end of the quarter.

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



Date: November 14, 1997                 By(s)   Robert G. Gatza
                                                Robert G. Gatza
                                                President and CEO



Date: November 14, 1997                 By(s)   Robert J. Fanella
                                                Robert J. Fanella
                                                Chief Financial Officer
                                                and Treasurer


