Form 10-Q
period 1997-12-31
MICROENERGY INC
filed 1998-02-06
CIK 740622

PAGE

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     December 31, 1997

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

As of December 31, 1997 there were outstanding 1,966,063 shares of Common Stock, $.01 par value.









                               MICROENERGY, INC.
                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheets
              December 31, 1997 (unaudited) and June 30, 1997

              Condensed Statements of Operations (unaudited) for the quarter and six months ended December 31, 1997 and December 31, 1996.

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

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk

                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                       2nd Quarter
                                                    Ended       Year Ended
                                                   12/31/97      6/30/97
                                                  (unaudited)    (audited)

ASSETS
Current assets:
  Cash                                      $     3,753    $  110,086
  Accounts receivable 2,218,2722,122,302
  Inventories                                 3,888,925     4,068,524
  Other current assets                          163,811       586,870
    Total current assets                      6,274,761     6,887,782
Machinery and equipment                       6,337,411     6,225,214
Accumulated depreciation                     (4,249,822)   (3,869,092)
                                              2,087,589     2,356,122
Other assets, net                               103,275       102,275
                                            $ 8,465,625    $9,346,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                              $     --      $    --
  Current portion of long-term obligations      857,842       948,326
  Accounts payable                            1,095,974     1,579,539
  Accrued expenses                              393,073       455,563
     Total current liabilities                2,346,889     2,983,428
Long-term obligations                         4,042,693     3,873,622
     Total liabilities                        6,389,582     6,857,050
Stockholders' equity:
  8% Cumulative Series A Preferred Stock,
   $7.00 liquidation preference, 844,500
   shares authorized and 494,500 outstanding  2,605,282     2,605,282
  Common Stock, $.01 par value - 4,000,000
   shares authorized; 1,966,063 shares
   outstanding in 1997 and 421,477 in 1996       19,691        20,218
  Additional paid-in capital                  4,642,812     6,423,535
  Accumulated deficit                        (5,255,998)   (5,255,998)
  Unearned restricted stock compensation (note 2)     0    (1,347,550)
  Common Stock Purchase Warrants,                    75            75
  Preferred Stock Purchase Warrants,            112,725       112,725
  Treasury Stock, at cost, 1,898 shares         (16,386)      (16,386)
  Unrealized loss on marketable securities      (52,772)      (52,772)
  Current Year Earnings/(Loss)                   20,614          --
Total Stockholders' Equity                    2,076,043     2,489,129
                                            $ 8,465,625    $9,346,179

                               MICROENERGY, INC.
                            STATEMENTS OF OPERATIONS

                          3 Months     3 Months     6 Months     6 Months
                            Ended        Ended        Ended        Ended
                          12/31/97     12/31/96     12/31/97     12/31/96

Sales                   $ 3,150,187  $ 4,262,401  $ 6,845,000  $ 7,705,391

Expenses:
  Facility, pre-
   production and
   production             2,678,715    3,432,205    5,555,075    6,175,942
  Research and
   Development              345,873      330,971      704,173      642,905
  Selling, Gen and
   Administrative           332,755      371,741      780,990      784,581

  Operating Income\(Loss)  (207,156)     127,484     (195,238)     101,963

  Interest Expense          108,307       69,543      217,848      141,219

  Net Income\(Loss)
   Before Extraordinary
   Item                    (315,463)      57,941     (413,086)     (39,256)

  Extraordinary item-
   gain (note 2)            433,700            0      433,700            0

  Net Income\(Loss)       $ 118,237     $ 57,941    $  20,614     $(39,256)


  For Earnings Per Share Calculation:

  Net Income\(Loss)       $ 118,237    $  57,941    $  20,614     $(39,256)
  Preferred Stock
   Dividend (note 3)        (69,230)    (104,230)    (138,460)    (208,460)

  Net Income\(Loss)
   available to common
   shareholders           $  49,007    $ (46,289)   $(117,846)   $(247,716)

  Net Income\(Loss) per
   Common Share:
    Before Extraordinary
     Item                 $(   .191)   $(   .110)   $(   .273)   $(   .588)
    Extraordinary Item         .215         -            .215         -
      Total               $    .024    $(   .110)   $(   .058)   $(   .588)

  Weighted avg number
   of shares of
   common stock            2,018,531      421,477    2,018,531      421,477

                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                Six Months   Six Months
                                  Ended        Ended
                                 12/31/97     12/31/96
Cash flows from operating
 activities:

 Net (losses) earnings        $     20,614   $  (39,256)
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    380,730      311,482

   Changes in assets and
     liabilities:
     Accounts receivable           (95,970)    (368,838)
     Inventories                   179,599     (117,574)
     Other current assets          422,059      (20,146)
     Accounts payable             (483,565)    (440,079)
     Accrued expenses              (62,490)    (192,915)

  Net cash provided (used) by
  operating activities             360,977     (867,326)
Cash flows (used in) provided by
 investing activities:
 Additions to equipment           (112,197)    (282,754)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                         --      (296,019)
 Long-term debt, net of payments    78,587   (1,280,744)
 Equity Transactions (note 2)     (433,700)   2,717,228
Net cash provided by (used in)
 financing activities             (355,113)   1,140,465
Net increase (decrease) in cash   (106,333)      (9,615)
Cash at beginning of period        110,086       19,615
Cash at end of period           $    3,753   $   10,000







                               MICROENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS

The condensed Balance Sheet as of December 31, 1997, the Consolidated
Statements of Income for the three and six month periods ended December 31, 1997 and December 31, 1996 and the Condensed Statements of Cash Flows for the six month periods ended December 31, 1997 and December 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10K report.
The results of operations for the period ended December 31, 1997 is not necessarily indicative of the operating results for the full year.

2. Common Stock Forfeiture

On December 31, 1997, two officers of the Company forfeited common stock received under the May, 1989 Stock Grant Program. This forfeiture resulted in an extraordinary gain of $433,700 and canceled the debit balance of $1,347,500 of Unearned Restricted Stock Compensation in the equity section of the balance sheet, and reduced the balances in Common Stock par value and Additional-Paid-In-Capital by the original value of the stock grant of $1,781,250.


3. Cumulative Dividend Non-payment

On January 1, 1998 the dividend of $138,430 was due on the 8% Cumulative
Series A preferred Stock. The Company has made its two previous dividend payments with common stock, in order to conserve cash. However, as a result of a depressed common stock price at the payable date, the Board of Directors determined that it was appropriate to accrue the dividend expense and make a determination at a future date regarding a distribution.

The Earnings Per Share Calculation does include the impact of the Preferred
Dividend.

Part 1
Item 2
                               MICROENERGY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months and six months ended December 31, 1997 were $3,150,187 and $6,845,000 respectively, as compared to $4,262,401 and
$7,705,391 for the comparable periods in the prior year, representing decreases of $1,112,214 and $860,391 for the quarter and six months respectively. Sales for the six months were adversely impacted by approximately $3 million primarily due to new business that failed to materialize to levels projected by its customers. Historically, the Company had been engaged exclusively in business development initiatives stating with the design and development of preproduction orders leading to large production contracts. Consequently, revenues were derived from a few large contacts resulting from customer acceptance of designs created by the Company based on customer specifications. Near the end of 1995, the Company received preproduction orders valued at over $10 million on an annual basis for new power supply designs from eight customers. For the eighteen month period ending December 31, 1997, only $5.5 million has been sold, causing a significant and unexpected shortfall in second quarter and six month revenues. During the quarter, the Company has completed a marketing review and based on customer feedback believes third and fourth quarter revenues will remain below expectation and slightly below second quarter levels.

Management is in the process of refocusing its long-standing marketing strategy to gain access to new markets. The Company has begun a sales and marketing reorganization initiative to position itself to compete for a market share in the aftermarket of higher volume systems using more conventional power supplies. In the future, the Company will reduce its sole dependence on research and development for new designs and supplement its marketing efforts into those markets.

Manufacturing costs for the six month period increased to 81.1% of revenues as compared to 80.1% in the prior year period. The actual dollars decreased by $620,867, 10.1% from the prior year period, on a sales decline of 11.2%. Research & Development increased by $61,268 as compared to the prior year six month period and SG&A remained flat as compared to the prior year period. A major cost increase included in these figures was the current year cost of medical health insurance. Due to a bad claim year in fiscal 1997 the premiums and accruals were increased dramatically in fiscal
1998. Manufacturing costs for the six month period included an increase of approximately $140,000 and R&D and SG&A were impacted by an increase of approximately $30,000 combined. The Company is looking at various options to attempt to lower these costs for fiscal year 1999.

Interest costs for the six month period increased by $76,629 to $217,848.
The increase was due to higher average borrowings on the line of credit and interest from certain new term debt related to fixed asset acquisitions in fiscal year 1997.




Net Income Before Extraordinary Item were losses of $315,463 and $413,086 for the current three and six month periods as compared to a gain of $57,941 for the prior year three month period and a loss of $39,256 for the prior year six month period.

The Company reported an extraordinary gain of $433,700 in the quarter.
This gain was the result of the two officers of the Company forfeiting common stock received under the May 1989 Stock Grant Program. This gain combined with current operations resulted in a profit of $118,237 and $20,614 for the three and six month period ended December 31, 1997.





Liquidity and Capital Resources

At December 31, 1997, the Company had positive working capital of $3,927,872 as compared to a working capital of $3,904,354 at June 30, 1997.
Inventories were down by $179,599 and Accounts receivable were increased by $95,970. Accounts payable declined by $483,565. In the current quarter, the Company came to a modification Agreement with its major lender to increase its line of credit to $4,000,000 and to extend the term of the agreement an additional year to November 1999. At December 31, 1997 the Company had $675,000 available on the line of credit.

The Company is current with all of its debt obligations. Management expects that its current cash and working capital position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.




Part 1
Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market rate sensitive instruments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date February 5, 1998           By(s)   Robert G. Gatza
                                         Robert G. Gatza
                                        President and CEO



Date February 5, 1998            By(s)  Robert J. Fanella
                                        Robert J. Fanella
                                        Chief Financial Officer
                                        and Treasurer
