Form 10-Q
period 1998-03-31
MICROENERGY INC
filed 1998-05-15
CIK 740622

PAGE

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     March 31, 1998

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

As of March 31, 1998 there were outstanding 1,966,063 shares of Common Stock, $.01 par value.









                               MICROENERGY, INC.
                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheets
              March 31, 1998 (unaudited) and June 30, 1997

              Condensed Statements of Operations (unaudited) for the quarter and nine months ended March 31, 1998 and March 31, 1997.

              Condensed Statements of Cash Flows (unaudited) nine months ended March 31, 1998 and March 31, 1997.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk

                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                       3rd Quarter
                                                    Ended       Year Ended
                                                   03/31/98      6/30/97
                                                  (unaudited)    (audited)
ASSETS

Current assets:
  Cash                                      $     4,678    $  110,086
  Accounts receivable                         1,733,694     2,122,302
  Inventories                                 2,841,919     4,068,524
  Other current assets                           59,044       586,870
    Total current assets                      4,639,335     6,887,782
Machinery and equipment                       4,726,338     6,225,214
Accumulated depreciation                     (3,333,790)   (3,869,092)
                                              1,392,548     2,356,122
Other assets, net                                64,025       102,275
                                            $ 6,095,908    $9,346,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                             $     --        $    --
  Current portion of long-term obligations      548,687       948,326
  Accounts payable                              641,392     1,579,539
  Accrued expenses                              163,357       455,563
    Total current liabilities                 1,353,436     2,983,428
Long-term obligations                         3,894,334     3,873,622
    Total liabilities                         5,247,770     6,857,050
Stockholders' equity:
  8% Cumulative Series A Preferred Stock,
   $7.00 liquidation preference, 844,500
   shares authorized and 494,500 outstanding  2,605,282     2,605,282
  Common Stock, $.01 par value - 4,000,000
   shares authorized; 1,966,063 shares
   outstanding in 1998 and 421,477 in 1997       19,691        20,218
  Additional paid-in capital                  4,642,812     6,423,535
  Accumulated deficit                        (5,255,998)   (5,255,998)
  Unearned restricted stock
    compensation (note 2)                             0    (1,347,550)
  Common Stock Purchase Warrants,                    75            75
  Preferred Stock Purchase Warrants,            112,725       112,725
  Treasury Stock, at cost, 1,898 shares         (16,386)      (16,386)
  Unrealized loss on marketable securities      (52,772)      (52,772)
  Current Year Earnings/(Loss)               (1,207,291)         --
Total Stockholders' Equity                      848,138     2,489,129
                                            $ 6,095,908    $9,346,179

                               MICROENERGY, INC.
                            STATEMENTS OF OPERATIONS

                          3 Months     3 Months     9 Months     9 Months
                            Ended        Ended        Ended        Ended
                          03/31/98     03/31/97     03/31/98     03/31/97

Sales                   $ 2,717,830  $ 4,135,276  $ 9,562,830  $11,840,667

Expenses:
  Facility, pre-
   production and
   production             2,773,062    3,293,167    8,328,137    9,469,109
  Research and
   Development              344,038      316,815    1,048,211      959,720
  Selling, Gen and
   Administrative           476,079      424,575    1,257,069    1,209,180

  Operating Income\(Loss)  (875,349)     100,719   (1,070,587)     202,658

  (Loss) on Sale of
    Subsidiary             (236,901)           0     (236,901)           0

  Interest Expense          115,655       81,594      333,508      222,813

  Net Income\(Loss)
   Before Extraordinary
   Item                  (1,227,905)      19,125   (1,640,996)     (20,155)

  Extraordinary item-
   gain (note 2)                  0            0      433,705            0

  Net Income\(Loss)     $(1,227,905)     $ 19,125  $(1,207,291)   $(20,155)

  For Earnings Per Share Calculation:

  Net Income\(Loss)     $(1,227,905)   $  19,125  $(1,207,291)    $(20,155)
  Preferred Stock
  Dividend (note 3)         (69,230)    (104,230)    (207,690)    (312,690)

  Net Income\(Loss)
   available to common
   shareholders         $(1,297,135)   $ (85,105)  $(1,414,981)  $(332,845)

  Net Income\(Loss) per
   Common Share:
    Before Extraordinary
     Item                 $(   .651)   $(   .202)   $(   .928)   $(   .790)
    Extraordinary Item         -            -            .218         -
      Total               $(   .651)   $    .202    $(   .710)   $(   .790)

  Weighted avg number
   of shares of
   common stock            1,992,297      421,477    1,992,297      421,477

                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                               Nine Months  Nine Months
                                  Ended        Ended
                                 03/31/98     03/31/97

Cash flows from operating
 activities:
 Net (losses) earnings        $ (1,207,291)  $  (20,155)
 Adjustments to reconcile net
  (losses) earnings to net cash
   provided by operations:
   Depreciation                    535,302      477,223

   Changes in assets and
     liabilities:
     Accounts receivable           388,608     (788,365)
     Inventories                 1,266,605     (144,734)
     Other current assets          566,076        1,426
     Accounts payable             (938,147)    (588,022)
     Accrued expenses             (292,206)    (171,157)

  Net cash provided (used) by
  operating activities             318,947   (1,233,784)
Cash flows (used in) provided by
 investing activities:
 Additions to equipment           (192,592)    (969,704)
Cash flows provided by (used in)
 financing activities:
 Notes Payable                        --     (1,875,373)
  Long-term debt transactions      201,937    1,414,825
 Equity Transactions (note 2)     (433,700)   2,654,121
Net cash provided by (used in)
 financing activities             (231,763)   2,193,573
Net increase (decrease) in cash   (105,408)      (9,915)
Cash at beginning of period        110,086       19,615
Cash at end of period           $    4,678   $    9,700
/TABLE

                               MICROENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed Balance Sheet as of March 31, 1998, the Consolidated Statements of Income for the three and nine month periods ended March 31, 1998 and March 31, 1997 and the Condensed Statements of Cash Flows for the nine month periods ended March 31, 1998 and March 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10K report. The results of operations for the period ended March 31, 1998 is not necessarily indicative of the operating results for the full year.

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


3. Cumulative Dividend Non-payment

On January 1, 1998 the dividend of $138,430 was due on the 8% Cumulative Series A preferred Stock. The Company has made its two previous dividend payments with common stock. However, as a result of financial considerations the Board of Directors determined that it was appropriate to accrue the dividend expense and make a determination at a future date regarding a distribution.

The Earnings Per Share Calculation does include the impact of the Preferred Dividend.

Part 1
Item 2
                               MICROENERGY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months and nine months ended March 31, 1998 were $2,717,830 and $9,562,830 respectively, as compared to $4,135,276 and
$11,840,667 for the comparable periods in the prior year, representing decreases of $1,417,446 and $2,277,837 for the quarter and nine months respectively. Sales for the nine months were adversely impacted by approximately $4 million primarily due to new business that failed to materialize to purchase levels as originally projected by its customers. Historically, the Company had been engaged exclusively in business development initiatives starting with the design and development of preproduction orders leading to large production contracts. Consequently, revenues were derived from a few large contacts resulting from customer acceptance of designs created by the Company based on customer specifications. Near the end of 1995, the Company received preproduction orders valued at over $10 million on an annual basis for new power supply designs from eight customers. For the twenty-one month period ending March, 31, 1998, only approximately $5.5 million has been sold, causing a significant shortfall in third quarter and nine month revenues. The Company has completed a marketing review and based on customer feedback believes fourth quarter revenues will remain below expectation and slightly below third quarter levels. Revenue levels for the first two fiscal quarters of fiscal year 1999 are expected to show improvement as a result of additional orders received from new and existing customers of the Company.

Management is continuing the process of refocusing its long-standing marketing strategy to gain access to new markets. The Company has continued implementing sales and marketing reorganization initiatives to position itself to compete in the aftermarket of higher volume systems using more conventional power supplies. In the future, the Company will reduce its sole dependence on research and development for new designs and supplement its marketing efforts into those markets.

Manufacturing costs for the nine month period increased to 87.1% of revenues as compared to 80.0% in the prior year period. Included in the Manufacturing costs was a writedown of labor inventory of $589,000, due to the lower sales volumes and the related labor content of inventory. This writedown accounted for virtually all the increase as a percentage of revenue. The percentage of manufacturing costs to revenues would have been 80.9% without the writedown. Research and Development increased by $88,491 for the nine month period, a 9.2% increase. The company believes that it must continue its investment in Research and Development in order to increase its revenue base. SG&A increased by $47,889 for the nine month period. A major cost increase in these areas is related to the significantly higher cost of medical insurance. Costs for the nine month period are more than $200,000 higher than the previous year. The company is continuing its effort to review various options to reduce this cost for the following fiscal year.






Interest expense for the nine month period increased by $110,695 to $333,508. The increase was due to higher average borrowing on the line of credit as a result of the lower revenue levels and interest from certain new term debt related to fixed asset acquisitions in fiscal year 1997.


On March 20, 1998, the company divested its ownership in its wholly owned subsidiary, Tru-Way, Inc. The reason for the divestiture was the company's need to reduce debt on its balance sheet. The company received cash of $200,000 and discharged liabilities for approximately $515,000. The $200,000 in cash was used to reduce bank debt. The transaction resulted in a loss of $236,901.

The resulting loss for the current three month period was $1,227,905 ($402,004 from operations, $589,000 for the inventory writedown and $236,901 for the sale of the subsidiary). The loss for the nine month period is $1,207,291, as compared to a loss of $20,155 for the prior year period.





Liquidity and Capital Resources

At March 31, 1998, the Company had positive working capital of $3,285,899 as compared to a working capital of $3,904,354 at June 30, 1997. Inventories were down by $1,226,605, $185,000 of the decrease was related to the sale of the subsidiary, 589,000 was related to the inventory writedown, and the remaining $450,000 reduction was due to the lower operating levels. Accounts receivable declined by $388,608, approximately $50,000 related to the subsidiary divestiture and $300,000 as a result of the lower revenues. Likewise, Accounts payable declined by $938,147, approximately $92,000 related to the subsidiary and the remainder as a result of the lower operating levels. At March 31, 1998 the Company had $217,000 available on the line of credit.

The Company is current with all of its debt obligations. Management expects that its current cash and working capital position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the fiscal year.




Part 1
Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market rate sensitive instruments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date May 14, 1998               By(s)   Robert G. Gatza
                                         Robert G. Gatza
                                        President and CEO



Date May 14, 1998               By(s)  Robert J. Fanella
                                       Robert J. Fanella
                                        Chief Financial Officer
                                        and Treasurer