Form 10-K
period 1998-06-30
MICROENERGY INC
filed 1998-10-08
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/ X /ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended            June 30, 1998

                                       OR

/   /TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

                       EXHIBIT INDEX IS AT PAGE 41



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

On September 8, 1998, the bid and ask prices for the Registrant's Common Stock, $.01 par value, on the OTC Bulletin Board Market, were $0.4375 and $0.59375 per share; for the Series A Cumulative Preferred Stock, on the OTC Bulletin Board Market, were $0.28125 and $0.4375 per share. Based upon the average of the bid and ask price quoted for the two securities, the aggregate market value, as of September 8, 1998 of the two securities, held by non-affiliates was $387,186. The prices referred to represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions. "Non-affiliates" includes all shareholders of the Registrant other than its officers, directors and owners of more than ten percent of its outstanding Common Stock.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of September 8, 1998, there were outstanding 1,966,064 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART I

Item 1                             BUSINESS

     MicroENERGY, Inc., was incorporated in Delaware on November 30, 1983.
The Company designs and manufactures highfrequency power supplies and DC-to-DC converters for OEM customers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry. The Company currently offers single and multiple output switching power supplies and DC-to-DC converters in the power output range of 25 watts to 800 watts. All of the Company's products are customized to satisfy the unique requirements of each customer's application.
     A power supply is a component of electrically-powered products which converts alternating current ("AC"), the generally-available form of electricity, into direct current ("DC"), which is required for electronic circuits to function. A DC-to-DC converter converts direct current of one value into direct current of another value. The power supply or converter regulates the DC voltage to a constant so as to make the performance of electronic circuits predictable. A conventional linear power supply regulates the DC output by throwing-off excess input power as heat. A switching power supply regulates the DC output by briefly turning off the input power when the voltage becomes excessive. In this way the switching power supply saves energy and operates more efficiently than a linear power supply.
     Because of emerging technology, the size and growth of the market, and the unique design requirements of each customer, the market is fragmented. There are approximately 300 companies which identify switching power supplies in their product line portfolio, and no company dominates the market. Switchers are divided in two basic market categories: standardized switchers and custom designs. The Company competes only in the custom-design market at this time. In that market the principal method of competing is by emphasis on design ability, manufacturing quality, and timely delivery. Regarding the manufacturing quality, the Company in August 1995, subjected its quality system to audit, and at that time achieved ISO 9001 registration.
     MicroENERGY's product/market strategy began with the development of AC-to-DC products in the 75 to 300 watt output range. Later in 1984 the Company added DC-to-DC converters to its product line. The switching frequencies at which the transformers operate range from 80 Khz-250 Khz depending on the application. The generic product series are modifiable to meet a wide variety of specific customer requirements.
          The Company's Research and Development effort is located in Longwood Florida. The Company's research and development efforts include advancing the state-of-the-art in the design of power supplies, meeting current customers technological requirements and the methods employed in manufacturing such power supplies. For the immediate future, the Company's research and development will continue to focus on these items. During the fiscal year ended June 30, 1998 the Company spent $1,408,582 on Company-sponsored research and development. During the fiscal years ended June 30, 1997 and 1996, the Company spent $1,266,011 and $1,174,322 on
Company-sponsored research and development.    The Company has no material
patents, but does rely on trade secret protection.
     The Company principally markets its products through independent manufacturers representatives. At the present time, the Company's products are offered by ten representatives, whose territories include all or part of twenty-one states. In fiscal 1998 the Company had three customers who were each responsible for over 10% of the Company's sales. These customers accounted for approximately 23%, 18% and 14% of the total sales. However, the first major customer is comprised of four autonomous purchasing units. If considered separately, two units would be considered a major customer with 11% and 10% respectively of total sales. In fiscal year 1997 and 1996 the Company had three and two customers respectively that accounted for more than 10% of the Company's sales. The principal goal of the Company's marketing efforts continues to be to expand the customer base, so as to make the Company less dependent on a small group of customers.
     In the fiscal year ended June 30, 1998, export sales amounted to approximately 35% of the Company's total revenues, compared to 41% in 1997 and 48% in 1996. Export sales principally went to Canada and the United Kingdom for all three periods. All export sales are denominated in U.S. currency.
Due to the custom nature of the products exported and the time involved in developing these products, short-term foreign currency fluctuations have no adverse impact. Any long-term strengthening of the dollar may have an adverse impact on the Company's revenues.
     As of September 21, 1998, MicroENERGY had a backlog of released orders of $2.1 million. These orders constitute a firm commitment to take delivery of the Company's product. Delivery of products and receipt of revenues from these production orders will extend well into the current fiscal year. MicroENERGY had a backlog of released orders of $5.5 million, in the prior year.
     The raw materials for the Company's products are primarily standardized components which are readily available from an adequate number of suppliers. Those raw materials which must be customized for the Company are also readily available from a number of qualified component manufacturers. Currently, the Company has one vendor from which it purchases more than 10% of its total purchases. Purchases from this vendor approximate 11.0% of total purchases. While the material is readily available, a change in these suppliers could cause a delay in manufacturing. During fiscal 1989, the Company acquired all of the capital stock of Tru-Way, Inc., an Illinois corporation engaged in the business of manufacturing fabricated metal parts used in the Company's principal product. In March of this fiscal year the company sold its interest in Tru-Way. It is expected that Tru-Way will continue as a supplier to the Company, although there is no contractual agreement to do so. See "Item 13-Certain Relationships and Related Transactions"
     The Company currently has 106 full-time employees (including 75 production employees), two of whom are officers of the Company. During the remainder of fiscal 1999 the Company expects no substantial increases in the Company's non-direct labor force.
     The Company expects no negative effect from current environmental laws or regulations.
     The Company has reviewed it exposure to the Year 2000 software readiness problem and does not anticipate it will incur any significant costs in that regard.

Item 2                     PROPERTY

          The Company currently has four locations. The Company's general offices are located in a 3,150 square foot office facility in Carol Stream, IL. The lease on this facility terminates January 31, 2003. The Company's manufacturing operations are located in a leased facility in Quincy, Illinois and an owned facility in Memphis, Missouri. The total space in Quincy is 59,555 square feet, and 9,600 square feet in Memphis Missouri. The lease on the Quincy facility terminates August 31, 2001. The Quincy and Memphis facilities are located in a good labor market and are large enough to meet the expected capacity requirements of the Company for the foreseeable future. The Longwood Florida facility, which contains the Research and Development center is a 10,129 square foot leased facility. The term of the lease expires June 30, 2002.

Item 3                  LEGAL PROCEEDINGS

     Not Applicable.

Item 4              SUBMISSION OF MATTERS TO A
                     VOTE OF SECURITY HOLDERS

     Not Applicable.

                             PART II

Item 5               MARKET FOR THE COMPANY'S
                     COMMON STOCK AND RELATED
                     SECURITY HOLDER MATTERS

     The Company's Common Stock is traded in the over-the- counter market and is on the OTC Bulletin Board. The market price ranges during the quarterly periods from July 1, 1996 through June 30, 1998, as reported by the OTC Bulletin Board, were as follows:
               Common Stock par value $ .01
             Fiscal 1998              Fiscal 1997
                  High     Low             High     Low
Quarter Ended     Bid      Bid             Bid      Bid

September 30      $1.50   $0.75          $ 4.50   $2.75
December 31        0.63    0.31            2.75    2.00
March 31           0.31    0.16            2.25    1.13
June 30            0.44    0.16            2.50    1.13

     The Company's Series A Cumulative Preferred Stock was traded on the NASDAQ SmallCap Market through June 16, 1998. Since that date the stock has traded on the OTC Bulletin Board. The stock began trading on July 11, 1996, the market price ranges during the quarterly periods from July 11, 1996 through June 30, 1998, as reported by NASDAQ and the OTC Bulletin Board, were as follows:
              Series A Cumulative Preferred Stock
             Fiscal 1998              Fiscal 1997
                  High     Low             High     Low
Quarter Ended     Bid      Bid             Bid      Bid

September 30      $2.75   $1.50           $10.00   $6.38
December 31        2.50    0.81             7.88    2.63
March 31           1.06    0.63             5.50    3.25
June 30            0.63    0.25             5.63    2.13


     The foregoing quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.
     The closing high bid and low asked prices of Common Stock on September 8, 1998 as reported by OTC Bulletin Board, were $0.44 and $0.59, respectively. The closing high bid and low asked prices of the Series A Preferred Stock on September 8, 1998, as reported by the OTC Bulletin Board were $0.28 and $0.44, respectively.

       On September 8, 1998 the number of shareholders of record of the Common Stock was 3,046 and the number of shareholders of record of the Series A Cumulative Preferred Stock was 11. Based upon information provided by the recordholders of the Series A Preferred Stock, the Company believes that there are at least 300 holders of the Series A Preferred Stock, and all such stock is held in street name accounts.

     No dividends have been paid by the Company on the Common Stock. For the foreseeable future the Company intends that it will not pay any dividends on the Common Stock. The Series A Cumulative Preferred Stock includes a dividend which is cumulative from the date of issuance and is payable semi-annually at a rate of 8% per annum. The Company, at is sole discretion may pay each dividend in either cash or in shares of Common Stock valued at the average closing bid price for the ten days preceding the record date for the dividend or in a combination of cash and Common Stock. Dividends were paid January 1, 1997, and July 1, 1997. Both dividends were paid in Common Stock. For the two dividend periods, the Company issued 104,230 shares and 96,140 shares of the Common Stock, par value $.01. Dividends were not declared during fiscal year 1998. Accordingly, at June 30, 1998, $276,920 of cumulative preferred stock dividends are in arrears.



Item 6               SELECTED FINANCIAL DATA
($'s in 000's excluding per share info)


 Operating Summary      6/30/98 6/30/97 6/30/96 6/30/95
6/30/94
Sales                    11,870  15,683  14,386  14,589  12,771
Interest & Oth Income         1       1       2       1       1
   Total Income          11,871  15,684  14,388  14,590  12,772

Cost of Mfg & Facility   10,526  12,272  11,913  11,567  10,054
Research & Development    1,409   1,266   1,174     949     920
Sllg,Gen & Admin          1,716   1,707   1,529   1,492   1,370
Interest & Oth Expense      709     344     420     332     223
   Total Expense         14,360  15,589  15,036  14,340  12,567

Net Earnings/(loss)
  Bef Extraordinary Item (2,489)     95   ( 648)    250     205

Extraordinary item           --      --   1,000      --       --

Net Earnings/(loss)      (2,489)     95     352     250     205

  Per Share Calculation
Basic & Diluted Net
  Earnings/(loss)        (2,489)     95     352     250     205
Pref Stock Dividend      (  277) (  347)    --      --       --
Basic & Diluted Net
  Earnings/(loss)
 Avail to Common
 Shareholders            (2,766) (  252)    352     250     205

Basic & Diluted Net Earnings/(loss) Per Share:
 Bef Extraordinary Item (  1.40) (  .49) ( 1.80)    .79     .64
 Extraordinary Item          --      --    2.78      --      --
   Total Per Share      (  1.40) (  .49)    .98     .79     .64

Weighted Avg. # of Shares
 Outstanding (in 000's)   1,973     510     360     317     320

  Balance Sheet Summary

Working Capital(Def)    ( 1,159)  3,904 ( 1,604)    443     273
Total Assets              5,150   9,346   7,279   6,148   6,302
Capitalized Lease            76     408     682     581     767
Long-Term Debt               97   3,874     874   3,514   3,954
Total Liabilities         5,097   6,857   7,517   7,144   7,641
Preferred Stock           2,605   2,605     --      --      --
Shareholders Equity(Def)     53   2,489 (   237) (  995) (1,339)


Item 7             MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Forward Looking Statements; No Assurances Intended

     This report (including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains certain forward looking statements (within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities exchange Act of 1933 and results of operations and business prospects. Words such as "expects or believes" are intended to identify forward looking statements in this report. Additionally, statements concerning future matters such as the expectation of lower manufacturing cost in the future, the anticipated sufficiency of cash flows, and other statements regarding matters that are not historical are forward looking statements.

     Although forward looking statements in this report reflect the good faith judgement of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed or anticipated by forward looking statements. Factors that could cause or contribute to such differences in results or outcomes include without limitation those discussed in "Potential Fluctuations in Operating Results" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

Potential Fluctuations in Operating Results

     The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenue and operating results include, but are not limited to: the historical tendency of the Company to receive during a given fiscal period, a small number of relatively large custom customer orders, many for new systems, such that the failure to recognize anticipated requirements from any such order in that fiscal period may disproportionately and adversely affect the Company's revenues and operating results for that fiscal period; customer cancellations of blanket orders that yield recurring revenues or customers otherwise ceasing their use of the Company's products; the lengthy sale cycle; the Company's ability to successfully and timely develop, introduce and market new product and product enhancements; the effect of competitive products and pricing, and the ability to react to sudden changes in revenue with respect to the timing and appropriate adjustments of operating expenses.

     The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied on as an indication of future performance. Generally, the revenue of the Company has been trending down for the past 12 months, primarily due to one major customer that accounted for 36% of revenues during fiscal 1997 ($5.7 million) as compared to 22% of revenues ($2.6 million) during fiscal 1998. This customer's revenue for fiscal 1999 will be negligible. During the forthcoming period, the Company may be unable to replace this customer with new business sufficient in scope or to adjust spending to reflect the lower volume in order to restore profitability on a quarterly or annual basis in the future.

Results of Operations

Year ended June 30, 1998 vs. Year ended June 30, 1997.

     Net sales for the fiscal year ended June 30, 1998 were $11,870,050, or approximately 24% lower than the $15,683,520 recorded in fiscal 1997. The decrease was the result of a sales decline from one of the Company's major customer's of $3.1 million. Sales to this customer were $2.6 million in fiscal year 1998 as compared to $5.7 million in fiscal year 1997. It is expected that this customers revenue in the coming fiscal year will be negligible. Sales to this customer included three different models. One of the units came to an earlier than expected end-of-life and the other two units were replaced with lower cost off-shore products. New products for two different customers which were intended to offset the reduction of these sales did not happen as planned. The new customers' requirements changed and the revenues from these programs were dramatically below anticipated levels.

     Net Loss, exclusive of preferred dividends, for the fiscal year ended June 30, 1998, was $2,488,842 as compared to a net earnings of $95,132 for the prior year period. The primary reason for the earnings decrease was the reduction in sales.

     Manufacturing costs decreased by 14%, or $1.7 million. Relative to sales, Manufacturing costs were 88.7% of sales as compared to 78.3% in the prior year. This increase was primarily due to the allocation of the fixed cost portion of Manufacturing costs over a much lower sales base. In the non-direct cost areas, Research & Development increased by $142,000, as the Company attempted to complete designs that could compete more effectively with the off-shore competition and also complete the designs of other new products that were intended to lessen the impact of the sales decline from the major customer noted above. Selling, General & Administrative costs for the fiscal year remained relatively constant as compared to the prior fiscal year. The Company has reduced these costs for the coming fiscal year. The Company is currently making the cost reductions required in each cost area to reflect the lower sales level.

     In order to lower the Company's debt level and refocus on its core business, it divested its interest in the wholly-owned subsidiary Tru-Way, Inc., and its minority interest in MicroEnergy India, Ltd. The Company recorded losses of $236,901 and $47,140 on these transactions.

     Interest costs for the current fiscal year were $424,358 as compared to $343,330 for the prior year.

     The Company expects revenues for the coming fiscal year to be approximately 10% below this years level, although it has not yet received sales commitments that would assure that level. The Company has put into effect a plan that lowers cost levels in all areas of the Company, Manufacturing, Research & Development, Selling, and General & Administrative. As a result of these reductions, if the sales levels achieve the Company's expectations, the Company anticipates it will return to operating profitability in the second half of the fiscal year ending June 30, 1999.

     There were no significant changes in the type of expenses incurred by the Company in fiscal 1998 versus fiscal 1997.


Year ended June 30, 1997 vs. Year ended June 30, 1996

     Net sales for the fiscal year ended June 30, 1997 were $15,683,520, or approximately 9% higher than the $14,386,323 recorded in fiscal 1996. The $1.3 million increase was mainly due to sales of new products which had been developed the prior fiscal year. The Company's backlog of released orders is slightly behind the prior year period.

     Net Earnings, exclusive of preferred dividends, for the fiscal year ended June 30, 1997, were $95,132 as compared to $352,442 for the prior year period. The prior year period net earnings included an extraordinary gain resulting from debt restructuring of $1.0 million. When this item is removed for comparison purposes the Company showed a positive swing totaling $743,185 on the sales increase of $1.3 million ($95,132 profit versus $648,053 loss before extraordinary item).

     The primary reason for the improvement in operational results from 1996 to 1997 was a decrease in Manufacturing costs to 78.2% of revenues as compared to 82.8% the prior year. This decrease was primarily due to increased productivity as a result of new manufacturing equipment, lower material acquisition costs in the semi-conductor marketplace and improved product mix.

     In the non-direct cost areas, Research & Development increased $91,689 to $1,266,011, but declined as a percentage of revenue to 8.1% versus the prior year of 8.2%. The Company will continue its commitment to Research & Development as the Company expects to realize additional revenue as a result of R & D dollars spent on both new programs and existing customer programs. Selling, General & Administrative increased to 10.9% of sales as compared to 10.6% the prior year. The Company does not expect significant increases in the indirect cost areas of the Company.

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




Liquidity and Capital Resources


Year ended June 30, 1998 vs. Year ended June 30, 1997

     At June 30, 1998, the Company had negative working capital of $1,158,726 as compared to a working capital surplus of $3,904,354 at the end of the prior fiscal year. The Company's borrowings from its major lender totaling approximately $4.0 million were reclassed during the fourth quarter as current liability due to covenant violations. The Company has come to an informal arrangement with its bank and expects to be afforded additional time to either remedy its covenant violations or secure a replacement facility. At this time there are no additional funds available on the Company's revolving line of credit.

     The Company's ending accounts receivable balance at June 30, 1998 was $1,610,145 as compared to $2,122,302 at June 30, 1997. The decrease of $512,157 was due primarily to the lower sales level as compared to the prior year. The Company has not currently experienced any significant losses from Bad Debts and has maintained Bad Debt reserves of $45,000 for the years ended June 30, 1998 and June 30, 1997. For the past two fiscal years the Company has written off a total of $5,000 ($5,000 in fiscal year 1997, $0 in fiscal year
1998) for bad debts.

     Inventories decreased by $1,813,644 to $2,073,735, primarily as a result of lower manufacturing volumes and an increase in its Reserve for Excess and Obsolescence of approximately $390,000 resulting from the cancellation of certain customer orders.

     The Company spent $0.1 million on equipment purchases as compared to $1.1 million in the prior year. The Company does not expect any major fixed asset purchases in the coming year.

     The Company's Accounts Payable declined by $1.1 million, reflecting the lower sales volume and the Company's concerted effort to become more current with its material suppliers.

              The Company expects that cash flow expected from current operations will be sufficient to service the Company's debt and fund operations for the following fiscal year. During the coming fiscal year, the Company is aggressively pursuing new customers, has reduced costs to more fairly match its current level of sales, and continues to seek to stabilize its lending arrangement with its major lender to establish an acceptable financing plan.


Item 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES

                          ABOUT MARKET RISK


     The Company does not invest in securities that are exposed to risk from changes in interest rates, currency valuations, or commodity prices.







Item 8              FINANCIAL STATEMENTS AND
                        SUPPLEMENTAL DATA



INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                Page

Report of Independent Auditors                        12

Consolidated Balance Sheets at June 30, 1998
 and 1997                                             13

Consolidated Statements of Operations for the
 three years ended June 30, 1998                      14

Consolidated Statements of Changes in Stock-
 holders' Equity for the three years ended
 June 30, 1998                                        15

Consolidated Statements of Cash Flows for the
 three years ended June 30, 1998                      16

Notes to Consolidated Financial Statements            18


Selden, Fox and Associates, Ltd.
Certified public Accountants and Consultants
619 enterprise Drive, Oak Brook, IL 60523

                              INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
 Shareholders of MicroENERGY, Inc.

We have audited the accompanying balance sheet (consolidated in 1997) of MICROENERGY, INC. AND SUBSIDIARY as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended
June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroENERGY, Inc. and Subsidiary at June 30, 1998 and 1997, and the results of their operations and cash flows for the years ended
June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered significant operating losses due to not meeting sales projections, is in violation of its debt covenants, has an arrearage on its preferred stock dividends, and minimal capital, that raise substantial doubt about its ability to continue as a going concern. Management's plans are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Selden, Fox and Associates, Ltd.
Certified Public Accountants

August 21, 1998

                         MicroENERGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            June 30, 1998 and 1997
                    ASSETS                          1998          1997
Current assets:
     Cash                                      $    134,303  $     110,086
     Accounts receivable                          1,610,145      2,122,302
      Inventories                                 2,073,735      4,068,524
     Other current assets                            22,735        586,870
        Total current assets                      3,840,918      6,887,782
Property and equipment                            4,732,401      6,225,214
Accumulated depreciation                         (3,455,867)    (3,869,092)
                                                  1,276,534      2,356,122
Other assets, net                                    32,513        102,275
                                               $  5,149,965   $  9,346,179
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term
      obligations                              $  4,236,926     $   948,326
     Accounts payable                               467,444       1,579,539
   Cash overdraft                                         -          82,055
     Accrued expenses                               295,274         373,508
        Total current liabilities                 4,999,644       2,983,428
Long-term obligations                                97,262       3,873,622
        Total liabilities                         5,096,906       6,857,050
Commitments
Stockholders' equity (deficit):
     8% cumulative Series A preferred stock,
      4,000,000 shares authorized, 494,500
 shares issued                                      2,605,282     2,605,282
   Common stock, $.01 par value - 4,000,000
      shares authorized; 1,966,064 shares
    issued in 1998 and 2,021,847 shares
    issued in 1997                                      19,661     20,218
     Additional paid-in capital                      4,642,842    6,423,535
     Accumulated deficit                            (7,311,140)  (5,255,998)
      Unearned restricted stock compensation               -     (1,347,550)
   Preferred stock warrants                            112,725      112,725
     Common stock purchase warrants                         75           75
     Treasury stock, at cost, 1,898 shares             (16,386)     (16,386)
     Unrealized loss on marketable securities             -         (52,772)
        Total stockholders' equity                      53,059    2,489,129
                                                  $  5,149,965 $  9,346,179
See accompanying notes and independent auditor's report.

MicroENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1998, 1997 and 1996

                                   1998           1997              1996

Net sales                  $  11,870,050     $  15,683,520     $  14,386,323

Expenses:
   Facility, preproduction
    and production            10,526,285        12,272,184     11,912,736
   Research and development    1,408,582         1,266,011      1,174,322
   Selling and marketing         444,414           390,528        375,099
   General and administrative  1,271,212         1,316,335      1,153,781

                              13,650,493        15,245,058     14,615,938

     Operating income (loss) (1,780,443)           438,462       (229,615)

Interest expense, net           424,358            343,330        341,578
Loss on sale of subsidiary      236,901               -              -
Foreign investment loss          47,140               -            76,860
      Income (loss) before
       extraordinary item    (2,488,842)            95,132       (648,053)

Extraordinary item - gain on
 debt restructuring                 -                 -         1,000,495

      Net income (loss)     $ ( 2,488,842)    $      95,132     $  352,442

For earnings per share
 calculation:
   Net income (loss)         $ ( 2,488,842)      $   95,132     $  352,442
   Preferred stock dividend    (   276,920)        (346,922)          -

      Net income (loss)
       available to common
       stockholders           $ ( 2,765,762)   $   (251,790)    $  352,442

Basic and diluted earnings
 (loss) per common share:
   Before extraordinary item     $ (1.4015)    $     (.4933)    $ (1.7997)
   Extraordinary item                -                 -           2.7785

      Total                   $   (1.4015)     $     (.4933)    $   .9788

Weighted average number
 of shares of common
 stock outstanding             1,973,490          510,386         360,088

See accompanying notes and independent auditor's report.

                         MicroENERGY, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY(DEFICIT)

                                              Additional
                                   Common       Paid-in     Accumulated
                                    Stock       Capital        Deficit

Net balance at June 30, 1995      $ 3,166     $5,789,714    $(5,356,650)
Amortization of restricted
 stock awards                         -             -              -
Proceeds from preferred
 stock subscription                   -             -              -
Issuance of 880,000 preferred
 stock warrants @ $.10                -             -              -
Exercise of common stock
 Class D warrants                     972         42,779           -
Exercise of employee
 stock options                         21          7,679           -
Exercise of nonemployee
 stock options                         56          2,444           -
Net Income                            -             -           352,442
Change in unrealized gain
 on investment                        -             -              -

Net balance at June 30, 1996        4,215      5,842,616     (5,004,208)
Amortization of restricted
 stock awards                         -             -              -
Proceeds from issuance of
 494,500 shares of preferred
 stock                                -             -              -
Proceeds from issuance of
 247,250 preferred stock
 warrants @ $.10                      -             -              -
Conversion of 350,000
 preferred shares to 1,400,000
 common shares                     14,000        236,000           -
Preferred stock dividend of
 200,370 common shares              2,003        344,919      (346,922)
Net Income                            -             -           95,132
Change in unrealized loss
 on investment                        -             -              -

Net Balance at June 30,1997        20,218      6,423,535    (5,255,998)
Forfeiture of restricted
 stock awards                        (528)    (1,780,722)      433,700
Reverse Stock split rounding
 adjustment                           (29)            29           -
Net Loss                              -             -       (2,488,842)
Change in unrealized loss
  on investment                        -            -              -

 Net Balance at June 30, 1998     $ 19,661    $4,642,842    $(7,311,140)

 See accompanying notes and independent auditor's reports.

                           MicroENERGY, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY(DEFICIT)

                                   Unearned                         Common
                                  Restricted  Preferred  Preferred   Stock
                                    Stock       Stock/     Stock   Purchase
                                Compensation Subscription Warrants Warrants

Net balance at June 30, 1995    $(1,455,550) $    -       $   -    $   75
Amortization of restricted
 stock awards                        54,000       -           -        -
Proceeds from preferred
 stock subscription                    -       250,000        -        -
Issuance of 880,000 preferred
 stock warrants @ $.10                 -          -         88,000     -
Exercise of common stock
 Class D warrants                      -          -           -        -
Exercise of employee
 stock options                         -          -           -        -
Exercise of nonemployee
 stock options                         -          -           -        -
Net Income                             -          -           -        -
Change in unrealized gain
 on investment                         -          -           -        -

Net balance at June 30, 1996    (1,401,550)    250,000      88,000     75
Amortization of restricted
 stock awards                       54,000        -           -        -
Proceeds from issuance of
 494,500 shares of preferred
 stock                                 -     2,605,282        -        -
Proceeds from issuance of
 247,250 preferred stock
 warrants @ $.10                       -          -         24,725     -
Conversion of 350,000
 preferred shares to 1,400,000
 common shares                         -      (250,000)       -        -
Preferred stock dividend of
 200,370 common shares                 -          -           -        -
Net Income                             -          -           -        -
Change in unrealized loss
 on investment                         -          -           -        -

Net Balance at June 30,1997     (1,347,550)  2,605,282     112,725     75
Forfeiture of restricted
 stock awards                    1,347,550        -           -        -
Reverse Stock split rounding
 adjustment                            -          -           -        -
Net Loss                               -          -           -        -
Change in unrealized loss
 on investment                         -          -           -        -

Net Balance at June 30, 1998   $       -    $2,605,282   $ 112,725 $   75

See accompanying notes and independent auditor's reports.

                           MicroENERGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY(DEFICIT)

                                              Unrealized
                                               Gain(Loss) Stockholders
                                   Treasury       On       Total Equity
                                     Stock    Investments    (Deficit)

Net balance at June 30, 1995       $(16,386)   $ 40,341    $ (995,290)
Amortization of restricted
 stock awards                           -           -          54,000
Proceeds from preferred
 stock subscription                     -           -         250,000
Issuance of 880,000 preferred
 stock warrants @ $.10                  -           -          88,000
Exercise of common stock
 Class D warrants                       -           -          43,751
Exercise of employee
 stock options                          -           -           7,700
Exercise of nonemployee
 stock options                          -           -           2,500
Net Income                              -           -         352,442
Change in unrealized gain
 on investment                          -           -         (40,341)

Net balance at June 30, 1996        (16,386)        -        (237,238)
Amortization of restricted
 stock awards                           -           -          54,000
Proceeds from issuance of
 494,500 shares of preferred
 stock                                  -           -       2,605,282
Proceeds from issuance of
 247,250 preferred stock
 warrants @ $.10                        -           -          24,725
Conversion of 350,000
 preferred shares to 1,400,000
 common shares                          -           -             -
Preferred stock dividend of
 200,370 common shares                  -           -             -
Net Income                              -           -          95,132
Change in unrealized loss
 on investment                          -        (52,772)     (52,772)

Net Balance at June 30,1997         (16,386)     (52,772)   2,489,129
Forfeiture of restricted
 stock awards                           -           -             -
Reverse Stock split rounding
 adjustment                             -           -             -
Net Loss                                -           -      (2,488,842)
Change in unrealized loss
 on investment                          -         52,772       52,772

Net Balance at June 30, 1998       $(16,386) $      -      $   53,059

See accompanying notes and independent auditor's reports.

                           MicroENERGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1998, 1997 and 1996
                                    1998             1997             1996
Cash flows from operating activities:
   Net income (loss)                 $(2,488,842)     $   95,132     $352,442
    Adjustments to reconcile net
      income (loss)to net cash from
      operating activities:
          Loss on sale of subsidiary     236,901             -            -
          Gain on lease termination   (   10,209)            -            -
          Gain on debt restructuring        -                -     (1,000,495)
          Gain on sale of equipment   (   17,053)            -            -
          Depreciation                   669,031          667,660     597,099
          Foreign investment loss         47,140             -         76,860
          Compensation paid in common
           stock, net of forfeiture          -             54,000      59,301
   Changes in:
          Accounts receivable            426,963       (  520,313)  (407,994)
          Inventories                  1,813,644       (  703,678)  (652,622)
          Other current assets           564,135       (  535,327)     2,182
          Other assets                     1,144       (    2,344)    19,273
          Accounts payable            (1,028,670)      (  338,985)   768,937
          Cash overdraft              (   82,055)          11,172     70,883
          Accrued expenses                   994       (   62,810)  ( 19,888)
          Net cash from
           operating activities          133,123        (1,335,493) (134,022)

Cash flows from investing activities:
     Additions to property and
      equipment                       (  120,784)     (1,085,761) (  353,944)
     Proceeds from sale of subsidiary,
      net of $82,821 cash balance        117,179              -        -
     Proceeds from sale of equipment      34,070              -        -
     Proceeds from sale of investment     35,000              -        -
                Net cash from
                 investing activities     65,465     (1,085,761)  (  353,944)

Cash flows from financing activities:
     Proceeds from preferred stock
      and warrants offering                  -        2,630,007         -
     Proceeds from stock subscription        -            -        250,000
     Proceeds from bridge financing          -            -        275,000
     (Increase) decrease in public
      offering fees                          -          176,971  (  176,971)
     Proceeds from other stock plans         -             -         48,650
     Issuance of long-term obligations     963,646     4,109,094    145,478
     Payment of long-term obligations   (1,138,017)   (2,528,974)   (857,965)
     Net change in notes payable             -        (1,875,373)    710,162

         Net cash from
                financing activities    (  174,371)    2,511,725     394,354
Net increase (decrease)in cash     $    24,217     $    90,471     $(93,612)
     (cont'd)
                           MicroENERGY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)
                         For the Years Ended June 30, 1998, 1997 and 1996

                                     1998             1997         1996

Net increase (decrease) in cash  $  24,217   $     90,471     $ (93,612)
Cash, beginning of the year        110,086         19,615        113,227

Cash, end of the year         $    134,303     $  110,086     $   19,615


Supplemental schedule of noncash investing and financing activities:

Capital Leases
The Company entered into capital leases for certain equipment. In connection with the capital leases, the Company recorded equipment and long-term obligations of $42,042, $26,333 and $368,660, in 1998, 1997 and 1996,
respectively (see Note 5).

Other Supplemental Disclosures
Actual interest payments were $422,604, $337,651, and $339,040 for the years ended June 30, 1998, 1997 and 1996, respectively.

Income tax payments were $3,942 and $4,680 for the years ended June 30, 1998 and 1997, respectively.


See accompanying notes and independent auditor's report.


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

     2. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of MicroENERGY and its wholly-owned subsidiary, Tru-Way, Inc. (Tru-Way). All significant intercompany balances and transactions have been eliminated in consolidation.

On March 20, 1998, the Company sold 100% of its stock in Tru-Way to two officer/shareholders of the Company and the operations manager of Tru-Way. The transaction is summarized as follows:

          Proceeds from sale                    $ 200,000
          Book value at March 20, 1998:
            Current assets                       (349,160)
            Long-term assets                     (595,617)
            Current liabilities                   332,876
            Long-term liabilities                 175,000

          Net loss on sale of subsidiary     $   (236,901)

Operations of Tru-Way, net of intercompany transactions, included in the consolidated financial statements through the date of sale are as follows:

                          For the Periods Ended June 30,
                           1998                1997             1996

     Net Sales         $ 1,210,897         $ 1,520,291      $ 1,346,767
     Expenses            1,172,511           1,452,021        1,063,627
     Operating income       38,386              68,270          283,140
     Interest expense       33,660              45,007           47,255
     Net income        $     4,726         $    23,263      $   235,885

Cash and Cash Equivalents - MicroENERGY considers all short-term deposits with initial maturities of three months or less to be cash equivalents.

     2.Summary of Significant Accounting Policies (cont'd)

Accounts Receivable - Accounts receivable for sales to customers are unsecured and consist of the following:
                                        1998             1997
     Accounts receivable           $  1,655,145     $  2,167,302
     Less allowance for
      doubtful accounts              (   45,000)     (   45,000)

                                   $  1,610,145     $  2,122,302

There were no changes to the allowance for doubtful accounts during 1998 and 1996. During 1997, the allowance was reduced by $5,000 due to a writeoff of an uncollectible customer balance.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories are:

                                        1998             1997
Raw materials                    $  1,991,277     $  2,440,044
Work in process                       518,334        1,347,602
Finished goods                        404,124          731,414
                                    2,913,735        4,519,060
Less excess and obsolete
 reserve                           (  840,000)     (  450,536)

                                 $  2,073,735     $  4,068,524

During 1998, the excess and obsolete reserve was increased by $389,464 because of purchases of raw material for orders that were subsequently canceled.
There were no changes to the reserve during 1997 and 1996.

Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes, and the accelerated cost recovery method for tax reporting purposes. The components of property and equipment are:

                                          1998          1997

Land                              $    24,500     $    24,500
     Building and improvements         72,161          72,161
Machinery and equipment             4,114,366       4,394,957
Leasehold improvements                317,633         397,678
Capitalized leases:
            Building                      -           216,780
           Equipment                  203,741       1,119,138

                                   $ 4,732,401     $ 6,225,214

     2.     Summary of Significant Accounting Policies (cont'd)

Research and Development - Expenditures for research and development activities are charged to expense as incurred.

Income Taxes - MicroENERGY uses the asset-liability approach of accounting for income taxes (Note 8).

Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement Number 128, which establishes revised standards for computing and presenting EPS. The statement is effective for financial statements issued for periods ending after December 31, 1997.

Basic earnings per common share (EPS) are computed based on the weighted average number of common shares outstanding during each period. Dilutive earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dividends on cumulative preferred stock, whether or not declared, reduces net income (increases net loss) to arrive at earnings (loss) available to common shareholders.

The Company has common stock options and common stock warrants (Note 6) that could potentially dilute basic EPS in the future. However, they were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

MicroENERGY has estimated a reserve for excess and obsolete inventory of $840,000. This conclusion is based on the current status and age of inventories and estimates of future orders.

For each of the aforementioned estimates, it is reasonably possible that the recorded amounts or related disclosures could significantly change in the near future as new information is available.


     3.Foreign Investment

During 1995, MicroENERGY received 5,007,000 shares of stock of MicroENERGY (India) Limited (INDIA) at a purchase price of $159,000. This investment, included in noncurrent other assets, is classified as an available for sale security and, accordingly, recorded at fair value. At June 30, 1996, the fair value of this investment declined to $82,140. During 1996, no production had taken place. Accordingly, the $76,860 unrealized loss had been recorded as a permanent decline in the statement of operations. At June 30, 1997, fair value was $29,368 and the $52,772 unrealized loss had been recorded as a separate component of stockholders' equity. During 1998, the Company sold the stock for $35,000 and recorded a realized loss of $47,140 in its statement of operations.

     4.Notes Payable and Long-term Obligations

Notes Payable - During 1996, MicroENERGY had a line of credit agreement with a bank, payable on demand, at an interest rate of prime (8.25% at June 30, 1996) plus 1.75%. The weighted average interest rates for the year ended June 30, 1996 was 11.0%. At June 30, 1996, the outstanding balance was $1,875,373.
The line of credit was secured by a primary interest in accounts receivable and inventory and a subordinate interest in all other assets. On July 17, 1996, this line of credit agreement was canceled.

Long-term Obligations - On July 17, 1996, the Company entered into a new financing agreement with a bank, which replaced the line of credit agreement discussed under notes payable above. The revolving line of credit agreement is at an interest rate of prime (8.5% at June 30, 1998) plus .25%. The weighted average interest rate was 8.75% and 9.18% for 1998 and 1997, respectively. In October 1997, the agreement was modified to permit the Company to borrow a maximum of the lesser of $4,000,000 ($3,000,000 in 1997) or the borrowing base. The borrowing base was redefined as the sum of (a) an eighty-five percent (eight-five percent in 1997) advance against eligible receivables that are ninety days or less from the date of invoice, and (b) a fifty percent (forty percent in 1997) advance against eligible inventory as defined, not to exceed $1,500,000 ($1,000,000 in 1997) and eighty percent (none in 1997) of the value of fixed assets as defined, not to exceed $1,921,248. The line of credit agreement is due and payable on November 1, 1999. The line of credit was fully utilized at June 30, 1998. The line is secured by a primary interest in all assets, wherever located (including those owned by a related partnership in 1997, see Note 5). This first position security interest only pertains to those assets not pledged under duly authorized and validly


     4.Notes Payable and Long-term Obligations (cont'd)

Long-term Obligations (cont'd)

perfected purchase money equipment leases already existing. Under these lease scenarios, the bank's security interest would be subject to the existing lessor's interest. In addition, two stockholders of the Company have guaranteed the debt, limited to $400,000 each ($300,000 in 1997).

The Company is subject to certain debt covenants in the financing agreement, as defined, relating to minimum tangible net worth, net income, cash flow coverage, and current ratios, and a maximum leverage ratio. In addition, the Company cannot declare or pay dividends except for the 8% cumulative preferred stock; cannot make loans or advances to officers, shareholders or directors; cannot grant further security interests in the bank's collateral; cannot incur further indebtedness, except for renewals or extensions; and must submit financial statements and borrowing base certificates, as specified. The Company was in violation of certain of these covenants as of June 30, 1998 and 1997. A waiver has not been obtained for the fiscal 1998 violations and accordingly, all borrowings with this bank have been classified as current liabilities at June 30,1998. At June 30, 1997, the necessary waivers had been obtained.

The components of debt obligations are as follows:

                                                    June 30,
                                            1998            1997
Revolving line of credit, per above     $ 3,450,000     $  2,486,354

The bank financing agreement also
allows for an $800,000 term loan.
Principal payments of $13,333,
plus interest at the prime rate
plus .25%, are payable monthly.
Full payment of amounts due is
payable on July 1, 2001.  The term
loan is secured and guaranteed
under the same terms as the
aforementioned line of credit
agreement, and is subject to the
same debt covenants.                        506,667     666,667

Two 9% notes payable to bank, with
original balances of $400,000 and
$350,000.  The notes are due in
monthly principal installments of

             (cont'd)

4. Notes Payable and Long-term Obligations (cont'd)

     Long-term Obligations (cont'd)

                                                    June 30,
                                             1998         1997

$8,333 and $7,292, respectively,
plus interest.  The $400,000 note
was amended to include an additional
$200,000 payment to be made in March
1998 and changed the final payment
to be due March 1, 1999.  The note
for $350,000 had a balance of
$328,125 at June 30, 1997 and was
repaid due to the sale of the
Company's subsidiary.  The remaining
note is secured and guaranteed under
the same terms as the aforementioned
line of credit agreement and are
subject to the same debt covenants.     $   75,000     $   703,125

       3% note payable to the City of
Quincy, Illinois, due in monthly
principal and interest payments of
$4,660 through December 1, 1998.
The note is secured by a subordinate
interest in accounts receivable,
inventories and equipment.                     27,717      81,919

3% note payable to the City of
Quincy, Illinois, due in monthly
principal and interest payments
of $4,265 through December 1, 1998.
The note is secured by a subordinate
interest in accounts receivable,
inventories and equipment.                      25,369     74,980

3% note payable to the City of
Quincy, Illinois, due in monthly
principal and interest payments of
$6,516 through December 1, 1998.
The note is secured by a subordinate
interest in accounts receivable,
inventories and equipment, and is
guaranteed by certain shareholders.           38,757     114,552

Note payable to bank with interest
at prime plus 2%, due in monthly

           (cont'd)

4.Notes Payable and Long-term Obligations (cont'd)

Long-term Obligations (cont'd)

                                                June 30,
                                           1998          1997
payments of $5,250 principal plus
interest through December 1, 1998.
The note is secured by a subordinate
interest in accounts receivable,
inventories,and machinery and
equipment.  The City of Quincy,
Illinois has guaranteed the lesser
of $230,000 or 36.5% of the debt.     $     36,750     $    99,750

Note payable to bank at 5%, due
in monthly principal and interest
payments of $1,200.  Final balloon
payment due in December 2000.  The
note is secured by real estate
located in Memphis, Missouri.                76,236         88,420

Note payable to bank at 5%, due
in monthly principal and interest
payments of $472.  Final balloon
payment due in January 2001.  The
note is secured by all equipment
located in Memphis, Missouri.                    17,882     20,872

Note payable to bank at 9.5%, due
in monthly principal and interest
payments of $497 through February
1999.  The note is secured by a
certain vehicle.                                   3,834     9,145

Installment contract payable at
7.95%, due in monthly principal
and interest payments of $1,160.
Final payment made February 1998.                  -         34,171

Installment contract payable at
9.6%, due in monthly principal
and interest payments of $1,149,
Final payment made November 1997.                   -        34,094

Capital lease obligations                       75,976       407,899
     Total debt                            $ 4,334,188   $ 4,821,948

           (cont'd)


     4.Notes Payable and Long-term Obligations  (cont'd)

          Long-term Obligations (cont'd)


                                                   June 30,
                                               1998          1997

Total debt                                $ 4,334,188     $ 4,821,948

     Less current portion                  (4,236,926)     (  948,326)

     Long-term obligations                $    97,262     $ 3,873,622


    Future maturities of debt obligations are as follows:

             Year Ending
               June 30,         Amount

               1999     $   4,236,926
               2000            30,103
               2001            67,159

                          $ 4,334,188

During 1996, the Company amended a note payable from the acquisition of a power systems division which required a final payment of $1,332,000 in July 1996 with $1,000,495 of the debt forgiven. The amount forgiven was recorded as an extraordinary gain from debt restructuring during the year ended June 30, 1996.

     5.     Leased Property

Capital Leases - MicroENERGY has capital lease arrangements for certain property, machinery and equipment. Until March 1998, these arrangements included certain leases for its Tru-Way manufacturing facility, machinery and equipment that were with a partnership consisting of officers of the Company.

The 1994 agreement for building and certain equipment was leased from the partnership over a five year term. Minimum monthly lease payments for the real estate and equipment total $16,500. In addition, another equipment lease was entered into with the partnership which expired in November 1996 and payments of $3,025 continued on an informal month to month basis.


     5.     Leased Property (cont'd)

Capital Leases (cont'd)

Actual payments to the partnership totaled $175,725, $362,050 and $106,550 in 1998, 1997 and 1996, respectively. Due to the sale of Tru-Way, the capital lease arrangements with the Partnership were terminated. Accordingly, in 1998, the Company recorded a $10,209 gain on the forgiveness of the lease obligation.

The Company has capital lease arrangements for equipment with an unrelated party that generally extend over a thirty-six month period. These leases have monthly payments aggregating $6,176 at June 30, 1998 and mature at various dates from July 1998 through November 2000.

Property and equipment and related accumulated depreciation under these capital leases was $203,741 and $38,807 at June 30, 1998, respectively and $1,335,918 and $814,689 at June 30, 1997, respectively. Amortization charges related to capitalized assets are included in depreciation expense.

Operating Leases - MicroENERGY leases its main manufacturing facility space under a ten year operating lease, and its office space under two five year operating leases.

Total rent expense under operating lease agreements approximated $367,006, $362,070 and $384,773 in 1998, 1997 and 1996, respectively.

Future minimum lease payments under capital and operating leases with commitments beyond one year are as follows:


                                         Capital    Operating
          Year Ending June 30,            Leases      Leases

               1999                     $  62,441      $  366,255
               2000                        15,045         367,468
               2001                         5,015         368,726
               2002                          -            188,710
               2003                          -             27,241

          Total minimum lease payments     82,501     $ 1,318,400

          Imputed interest                ( 6,525)

                                        $  75,976



     6.     Stockholders' Equity

Restricted Stock Grant Program - In 1990, certain key employees received 58,333 shares of restricted stock of the Company which vests ratably from July 1, 1993 through 2026. The total market value of the shares awarded under the plan as of the grant date, aggregating $1,968,750, was recorded as unearned restricted stock award compensation and reported as a separate component of stockholders' equity.

During 1998, the key employees forfeited their restricted stock and donated it back to the Company. Accordingly, the par, additional paid-in capital and related unearned stock compen- sation amounts were eliminated as shown in the statement of changes in stockholders' equity. The net difference of $433,700, which represented accumulated amortization of the unearned compensation account, was recorded as an increase to retained earnings.

Prior to forfeiture, compensation expense was being amortized over the period in which participants perform services and the restrictions on the stock awards lapse.

Stock Purchase Warrants - Stock purchase warrants were issued to certain officers of the Company in consideration for personal guarantees provided on certain debt. On April 10, 1991, MicroENERGY issued Class C warrants which give certain officers the right to convert such warrants to 56,944 shares of common stock at an exercise price ($22.68) approximating market value at the date of the grant. The warrants became exercisable on April 10, 1992, and expired on April 10, 1998.

On December 13, 1994, MicroENERGY issued Class D warrants, which give certain officers the right to convert such warrants to 97,222 shares of common stock at an exercise price of $.45, which approximated 125% of market value at the date of the grant. The warrants become exercisable on December 13, 1995. During 1996, all of these warrants were exercised.

On November 14, 1997, in exchange for certain guarantees of the Company's debt, MicroENERGY issued Class E warrants, which give certain officers the right to convert such warrants to 100,000 shares of common stock at an exercise price of .375, which approximated the market value at date of the grant. The warrants become exercisable on November 14, 1998 and expire on November 14, 2004.






     6.     Stockholders' Equity (cont'd)

Stock Option Plans - The stockholders of MicroENERGY have approved four Incentive Stock Option Plans (the "plans"). Options granted under these plans are intended to qualify as "incentive stock options," as defined by the Internal Revenue Code. Two of these plans have expired, however, options remain outstanding under those plans. A total of 63,889 shares of common stock are reserved for issuance upon exercise of options granted under the plans. Options for 3,639, 4,611 and 5,319 shares were outstanding at June 30, 1998, 1997 and 1996, respectively. During 1998, no options were granted or exercised, and 972 options were canceled. During 1997, no options were granted or exercised, and 708 options were canceled. During 1996, no options were granted, 2,139 options were exercised, and 278 options were canceled.
The options have exercise prices ranging from $3.60 to $16.20, with an average price of $6.00 ($5.50 at June 30, 1997). Options granted under the plans are not exercisable until one year after the date of the grant, vest ratably over a five year period, and may only be exercised while the holder is an employee of MicroENERGY. Options expire no later than ten years after the date of the grant. At June 30, 1998, 3,639 shares are exercisable.

On November 12, 1990, the Board of Directors of the Company also approved a nonqualified stock option plan, which granted an outside Director the option to purchase up to 5,556 shares of common stock at an exercise price of $.45. During 1996, all of these options were exercised.

The Company accounts for its aforementioned stock compensa- tion plans using the intrinsic value based method. No stock compensation transactions were entered into during 1997 or 1996. Due to the low price of the Company's stock, the difference between the intrinsic value based method and the fair value based method for warrants issued in 1998 is not considered significant.

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

     6.     Stockholders' Equity (cont'd)

Preferred Stock Warrants - In March 1996, the Company obtained bridge financing from six lenders in the amount of $275,000 in anticipation of the preferred stock public offering. The lenders are the individuals identified in the Prospectus as "Selling Securityholders." In exchange for the $275,000, the Company gave the Selling Security- holders nonnegotiable promissory notes in the aggregate principal amount of $187,000, which were repaid in July 1996 with the proceeds from the offering, plus 880,000 Redeemable Class A Preferred Stock Warrants at $.10 per warrant. The Redeemable Class A Warrants acquired by the Selling Securityholders in the bridge financing are identical to those described below under "Preferred Stock".

Preferred Stock - Effective July 10, 1996, the Company offered 494,500 shares of Series A Cumulative Preferred Stock and 247,250 Redeemable Class A Warrants for Series A Preferred Stock.

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

The Company did not declare any preferred stock dividends during 1998. Accordingly, at June 30, 1998, $276,920 of cumulative preferred stock dividends are in arrears. In December 1996 and June 1997, the Company declared the preferred stock dividends to be paid with common stock. The dividend declared in June 1997 was paid in July 1997.

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


7.Employee Benefit Plan

The Company sponsors the MicroENERGY, Inc. Savings and Investment Plan, a defined contribution 401(k) plan covering all full-time employees who meet certain age and length of service requirements. Employer matching contributions are at the Company's sole discretion. Employer contributions expensed for the years ended June 30, 1998, 1997 and 1996 totaled $24,102, $34,731, and $24,504, respectively.

8.Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance is recognized if it is more likely than not that a deferred tax asset will not be realized.

The following is a reconciliation of income taxes at the federal statutory rate:

                                                For the Year Ended
                                                     June 30,
                                                1998        1997

     Computed income taxes at the
           federal statutory rate of 34%    $ (846,206)  $  32,344
     State taxes, net of federal benefit      (119,082)     14,950
     Effect of graduated rates                     -       (   265)
          Permanent differences                  14,180     11,991
     Temporary differences for which
       deferred taxes not recognized              4,810     75,474
Tax loss carryforward for which
           deferred taxes not recognized         782,340      -
Effect of change in deferred tax
           effective rate                         163,958     -
          Benefit of tax loss carryforward         -      (134,494)

             Total provision for income taxes  $   -      $   -

At June 30, 1998, the cumulative net operating loss carryforward available to MicroENERGY for income tax purposes was approximately $5,340,000. If not used to offset future taxable income, the net operating loss carryforwards will expire in various years beginning in 2001 and continuing through 2013. In addition, the Company has investment tax credit, research and development credit, and AMT credit carryforwards of approximately $18,000, $203,000 and $15,600, respectively, at June 30, 1998. If not used to offset future taxes, the carryforwards expire in years beginning in 1999 and continuing through 2006. A deferred tax asset for these carryforwards of approximately $1,690,000 at
June 30, 1998 and $1,348,000 at June 30, 1997 has been offset by a valuation allowance in an equal amount.

8.Income Taxes (cont'd)

The Company's ability to utilize the carryforwards would be restricted upon the occurrence of an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred at the closing of the securities offering as discussed in Note 6. As a result of the ownership change, the Company will generally be permitted to utilize net operating loss carryforwards in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (1) the fair market value of the Company's equity at the time of the ownership change (reduced by the amount of certain capital contributions, such as those received pursuant to this offering), and (2) a long-term tax-exempt rate published by the Internal Revenue Service (5.78% for ownership changes occurring in July
1996). Further, the Company's ability to utilize its ITC, RDC and AMT carryforwards will also be limited as a result of the ownership change in an amount determined by reference to the Section 383 limit. As a result, the Company does not expect to utilize its full NOL and tax credit carryforwards to offset future taxable income and tax liability. This limitation could have a materially adverse effect on the Company's net income if the Company were to generate taxable income (or tax liability) materially in excess of the limitations.

In addition to the benefit of tax carryforward items, deferred taxes are also recorded based upon temporary differences between the financial statement basis and tax basis of assets and liabilities.

Temporary differences as of June 30, 1998 and 1997 are as follows:

                                              June 30,
                                     1998                1997
                                Total    Deferred   Total   Deferred
                                Amount      Tax     Amount     Tax
Current:
  Inventory:
    Uniform capi-
     talization     $  498,000     $136,000     $  748,300  $285,600
    Obsolescence
     and excess
     reserve           840,000      229,300        476,000   181,700
    Allowance for
     bad debts          45,000       12,300         45,000    17,200
    Accrued expenses   120,500       32,800        118,600    45,200

(cont'd)


8.Income Taxes (cont'd)

                                             June 30,
                                    1998                1997
                               Total    Deferred   Total   Deferred
                               Amount      Tax     Amount     Tax

Long-term:
  Foreign investment     $     -      $   -      $  76,900  $ 29,400
  Depreciation            (65,500)    (17,900)     (75,900)  (29,000)
  Capital lease                -          -         31,700    12,100
   Stock benefit
   plans                       -          -        432,000     164,900

                       $1,438,000    $392,500   $1,852,600    $707,100

The deferred tax assets totaling $392,500 at June 30, 1998 and $707,100 at June 30, 1997 have been offset by a valuation allowance in an equal amount. The effective rate for calculation of deferred taxes was reduced from 38.17% in 1997 to 27.3% in 1998.

     9.     Significant Concentrations

     Customers - Revenues are generated from sales to OEM customers who are engaged in the telecommunications, computer, and instrumentation segments of the electronics industry.

During 1998, net sales to three customers were 23%, 18% and 14%, respectively, of total net sales. However, the first major customer is comprised of four autonomous purchasing units. If considered separately, two units would be considered major customers with 11% and 10%, respectively, of total net sales.

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

Accounts receivable from these customers totaled $929,674 and $1,276,216 at June 30, 1998 and 1997, respectively.

     9.     Significant Concentrations (cont'd)

     Export Sales - During 1998, 1997 and 1996, export sales, principally to Europe, Canada and Australia, were 35%, 41% and 48%, respectively, of total net sales. Of the 35% in 1998, sales to Canada and the United Kingdom were 25% and 10%, respectively. Of the 41% in 1997, sales to the United Kingdom and Canada were 23% and 18%, respectively. Of the 48% in 1996, sales to the United Kingdom and Canada were 32% and 16%, respectively.

Vendors - The Company currently buys certain production material from two vendors. Purchases from these two companies approximated 11% and 9.75% of total purchases for the year ended June 30, 1998. (16.4% and 14.9% for the year ended June 30, 1997, and 17.7% and 12.6% for the year ended June 30, 1996.) A change in suppliers could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

     10.Fair Value of Financial Instruments

Cash, Accounts Receivable and Accounts Payable - The carrying amounts approximate fair value.

Long-term Debt - The fair value of long-term debt is estimated by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities, as advised by the Company's various lenders. The carrying value of all long-term debt approximates fair value.

     11.     Going Concern Issues

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended June 30, 1998, the Company experienced a net loss of $2,488,842 due to a dramatic drop in sales. In addition, the Company sold its subsidiary which historically had represented approximately 10% of net sales. Further, the Company has a preferred stock arrearage of $276,920. During 1997, the Company had proceeds from a preferred stock and warrants offering of $2,630,007. However, current year losses have reduced total equity to $53,059.

During 1998, the Company successfully negotiated an increase in its revolving line of credit agreement, allowing it to stay current on its other long-term debt obligations. The Company has $550,000 of its line available at June 30, 1998. Some of the Company's long-term debt matures in 1999, which will reduce 1999 debt repayments approximately $700,000 from 1998's level, exclusive of any reductions to the line of credit balance. However, the Company was not in compliance with certain


     11.     Going Concern Issues (cont'd)

covenants of the line of credit and certain term loans with a bank.
Borrowings with that bank totaled $4,031,667 at June 30, 1998. Waivers of the covenant violations could not be obtained. Accordingly, all outstanding borrowings with this bank have been classified as current liabilities.

The Company is aggressively pursuing new customers, has reduced costs to more fairly match the current level of sales, and is actively negotiating with its current significant lender alternate means of financing the Company's operations. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, to comply with the terms of its financing agreements, and ultimately to attain profitability.

Item 9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE



        Not Applicable






                              PART III


Item 10            DIRECTORS AND EXECUTIVE OFFICERS
                           OF THE REGISTRANT


Name, Age
and Positions              Business Experience
and Offices                During past 5 Years
Held With                  and Principal                 Director
Registrant                 Occupations                   Since

Robert G. Gatza,           1983-Present: President        1983
Age 56                     and Chief Executive
Chairman of the Board,     Officer of MicroEnergy.
President


Robert J. Fanella,         1983-Present:  Chief           1987
Age 48                     Financial Officer of
Executive Vice Presi-      MicroEnergy.
dent, Secretary,
Treasurer, Director




Compliance With Section 16(a) of the Exchange
Act
                           During the 1998 fiscal year no directors, officers
or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.






Item 11               EXECUTIVE COMPENSATION

     Table I sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for service rendered in all capacities during each of the fiscal years ended June 30, 1998 ,1997, and 1996:
(1) the Registrant's Chief Executive Officer (CEO), and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended June 30, 1998 exceeded $100,000.

     Table II sets forth certain information on stock options or warrants held by Officers of the Company on June 30, 1998.

     There were no stock options or warrants acquired by the officers of the Company during the year ended June 30, 1998.



I. SUMMARY COMPENSATION TABLE



Name and Principal  Fiscal                     Option     All oth
  Position           Year    Salary   Bonus    Shares      Comp *
Robert G. Gatza      1998   $385,700    --       --       $1,500
   CEO               1997   $381,125    --       --       $1,500
                     1996   $275,134    --       --       $  750



Robert J. Fanella    1998   $383,575    --       --       $1,500
                     1997   $376,300    --       --       $1,500
                     1996   $269,112    --       --       $  750



  * Represents Company matching contribution to 401(K) Plan


II. AGGREGATED FISCAL YEAR OPTION VALUES

                  Number of Securities    Value of Unexercised
                 Underlying Unexercised  In-the-Money Options
                  Options at Fiscal       at Fiscal Year-End ($)
                  Year-End (#)


Robert G. Gatza    50,000   Not Exercisable        $      0



Robert J. Fanella  50,000   Not Exercisable        $      0


Compensation Plans
     The Company has no compensation plans, other than 401K and life and medical plans which are available to all employees.

Restricted Stock Grant Program
     On May 19, 1989, the shareholders of the Company adopted a Restricted Stock Grant Program, pursuant to which 58,333 shares of common stock were reserved for issuance. On July 3, 1989, the reserved shares were issued to two "Grantees", namely Robert G. Gatza (34,722 shares)and Robert J. Fanella (18,056 shares). Messrs. Gatza and Fanella are the Company's officers and directors. In December 1997, Messrs. Gatza and Fanella forfeited the shares of stock received under the Restricted Stock Grant Program and returned the shares to the Company. The accounting result of this forfeiture was to increase Retained Earnings for the amount that was charged to expense in the prior years of $433,700.

Incentive Stock Option Plans
     On December 6, 1984 the shareholders of the Company approved the 1984 Incentive Stock Option Plan and the 1985 Incentive Stock Option Plan for 8,333 shares; and on February 24,1992 the share holders of the Company approved the 1992 Incentive Stock Option Plan for 5,556 shares; and on May 7, 1996 the shareholders of the Company approved the 1996 Incentive Stock Option Plan for
50,000 shares.   Options granted under the Plans are intended to qualify as
"incentive stock options", as defined in Section 422A of the Internal Revenue Code. The 1984 and 1985 plans expired with options for 5,319 shares outstanding. There were 278 shares not granted under the expired 1984 and 1985 plans and they will not be eligible for grant under terms of the two plans. A total of 5,556 shares of common stock are reserved for issuance upon exercise of options granted under the 1992 Plan. A total of 50,000 shares of common stock are reserved for issuance upon exercise of options granted under the 1996 Plan. Options for a total of 6,376 shares have been granted to employees of the Company under the 1984 and 1985 Plans. Options for 2,736 shares have been exercised to date at an average purchase price of $10.16. Options for 1,679 shares have been canceled as employees who received these options failed to exercise them after their terminations. No options have been issued to any person who is currently an officer or director of the Company. The average exercise price of the options which are outstanding is $6.00.

Other Compensation
          The two persons who were officers of the Company during the last fiscal year did not receive non-cash compensation exceeding in aggregate 10 percent of their aggregate cash compensation.

Compensation of Directors
     During the fiscal year ended June 30, 1998, the Company paid no fees or other cash compensation to directors for service on the Board. Mr. George M. Bradshaw, a member of the Board of Directors until his resignation as of June 15, 1998, received $18,514 for legal services rendered to the Company prior to his resignation.



Item 12               SECURITY OWNERSHIP OF
                       CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

          The following table sets forth the equity securities of the Company beneficially owned by any person who, to the knowledge of the Company, owned beneficially more than 5% of either class of voting stock as of September 8, 1998, by all directors of the Company, and by the directors and officers of the Company as a group. The table also indicates the number of votes to which each person would be entitled in the event of a shareholders meeting and the percentage of the total voting power represented thereby. None of the persons identified below owns any securities of the Company other than the Common Stock listed below.


           Name and     Amount and
           Address of   Nature of                          Percentage
Title of   Beneficial   Beneficial  Percentage             of Voting
Class      Owner        Ownership   of Class       Votes     Power(1)

Common      Robert G.     843,997      41.9%       843,997     33.6%
Stock        Gatza(3)     shares of
                          record(2)


Common      Robert J.      815,813       40.5%       815,813    32.5%
Stock        Fanella(3)   shares of
                          record(2)


Common      All officers  1,659,810    80.3%      1,659,810     64.8%
Stock       and directors shares of
            as a group    record(2)
            (2 persons)



     (1) In determining the percentage of outstanding shares or the percentage of voting power, all presently exercisable options owned by the shareholder or the group are treated as having been exercised.

     (2) Includes Class E Warrants to purchase shares of Common stock at $0.37 per share as follows: Robert G. Gatza-50,000 shares, Robert J. Fanella-50,000.

     (3) The business address of Messrs. Gatza and Fanella is c/o MicroENERGY, Inc., 350 Randy Road, Carol Stream, Illinois 60188.



Item 13              CERTAIN RELATIONSHIPS AND
                       RELATED TRANSACTIONS

Transactions Relating to Tru-Way, Inc.

     On December 30, 1988, the Company purchased all the outstanding capital stock of Tru-Way, Inc. for $200,000. On March 20, 1998 the Company completed the sale of its wholly owned subsidiary, Tru-Way, Inc. The reason for the sale was the Company's need to reduce bank debt. The purchasers were the Gatza Family limited Partnership, the beneficiaries of which are members of the family of the Registrant's Chief Executive Officer, Sandra Fanella, who is the wife of the Registrant's Chief Financial officer, and the General Manager of the Tru-Way operation. The consideration paid was $200,000 in cash and the assumption of $508,000 of liabilities, for a total of $708,000. The amount of consideration was based on an evaluation report of an independent business broker that valued the business at $680,000. The divestiture resulted in a reported loss of $236,901 for the Company. Tru-Way has continued as a supplier to the Company. During the period after the divestiture, March 21, 1998, to June 30, 1998, the Company purchased a total of $212,000 worth of fabricated metal products. The Company believes that the terms of these purchases are equivalent to those available in arms-length transactions.
     Tru-Way has certain leases with ARQUBE, an Illinois partnership.
ARQUBE's partners are Robert G. Gatza and Robert J. Fanella, who are officers and directors of the Company. Details of the leases are contained in Note 5 of the Consolidated Financial Statements.


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

(b) 8-K Reports -Report dated April 20,1998, reporting the sale of the wholly-owned subsidiary, Tru-Way, Inc.
                 -Report dated May 28, 1998, Amendment No.1 to 8K filed April 20, 1998, relating to the sale of the wholly owned subsidiary, Tru-Way, Inc.

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

     10(a)(1) Amendment to lease for premises at 350 Randy Road, dated August 25, 1997-filed herewith.

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

     10(j)(1). 1994 and 1995 amendments to financing documents related to the 1991 State of Illinois and the City of Quincy loan agreements. -filed as an exhibit to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1995 and is incorporated by reference as an exhibit hereto.

     10(k). Employment agreements dated February 1, 1996, with Robert G. Gatza and Robert J. Fanella- filed as an exhibit to the Company's Registration Statement on Form S-1 (333-1835) and incorporated herein by reference.

     10(l). Commercial Loan and Security Agreement with Promissory Notes, dated July 17, 1996, between the Company and Marquette National Bank.- filed as an exhibit to the Company's Annual report on Form 10K for the fiscal year ended June 30, 1997 and is incorporated herein by reference.

     10(l)(1) Loan Modification Agreements dated March 11, 1997 and
October 11, 1997 to the Commercial Loan and Security Agreement with Promissory Notes dated July 17, 1996- filed herewith.

     10(m). Class E Warrants for 100,000 shares of common stock issued to Robert G. Gatza (50,000) and Robert J. Fanella (50,000) in return for personal guarantee increases on certain of the Company's debt- filed herewith

     10(n)   Capital Stock Redemption Agreement between the Company and
Tru-Way, divesting the wholly owned subsidiary Tru-Way, Inc.- filed with Form 8K on April 20, 1998 and is incorporated by reference as an exhibit hereto.

     (22)  Subsidiaries - None

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MicroENERGY, INC.
  (Registrant)


By /s/ Robert G. Gatza
     Robert G. Gatza
     President

Date: September 26, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert G. Gatza
Robert G. Gatza
President (Principal Executive Officer), Director
Date: September 26, 1998


/s/ Robert J. Fanella
Robert J. Fanella
Treasurer (Principal Financial Officer)
          (Principal Accounting Officer), Director
Date: September 26, 1998