Form 10-Q
period 1998-09-30
MICROENERGY INC
filed 1998-11-09
CIK 740622

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended September 30, 1998
                                OR

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

As of September 30, 1998 there were outstanding 1,966,064 shares of Common Stock, $.01 par value.



                                MICROENERGY, INC.


                                    INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheets for September 30, 1998
              (unaudited) and June 30, 1998 (audited).

              Condensed Statements of Operations (unaudited) for the quarters ending September 30, 1998 and September 30, 1997.

              Condensed Statements of Cash Flows (unaudited) for the three months ending September 30, 1998 and September 30, 1997.

              Notes to Condensed Financial Statements (unaudited)

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Item 3 - Quantitative and Qualitative Disclosures About Market Risk

                               MICROENERGY, INC.
                           CONDENSED BALANCE SHEETS
                                                  1st Quarter
                                                    Ending     Year Ended
                                                    9/30/98      6/30/98
ASSETS                                           (unaudited)     (audited)
Current assets:
     Cash                                       $    7,491     $  134,303
     Accounts receivable                         1,245,040      1,610,145
  Inventories                                    2,019,137      2,073,735
  Other current assets                             (23,620)        22,735
    Total current assets                         3,248,048      3,840,918
Property and equipment                           4,752,882      4,732,401
Accumulated depreciation                        (3,527,867)    (3,455,867)
                                                 1,225,015      1,276,534
Other assets, net                                   38,935         32,513
                                               $ 4,511,998     $5,149,965
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations  $ 4,066,338      4,236,926
     Accounts payable                              437,995        467,444
     Accrued expenses                              523,605        295,274
       Total current liabilities                 5,027,938      4,999,644
Long-term obligations                               90,428         97,262
       Total liabilities                         5,118,366      5,096,906
Stockholders' equity:
     8% cumulative Series A preferred stock,
   $7.00 liquidation preference,4,000,000
   shares authorized, 494,500 issued             2,605,282      2,605,282
   Common stock, $.01 par value - 4,000,000
      shares authorized; 1,966,064 shares
   issued in 1998 and 2,021,847 in 1997             19,661         19,661
     Additional paid-in capital                  4,642,842      4,642,842
     Accumulated deficit                        (7,311,140)    (7,311,140)
     Common stock purchase warrants,                    75             75
  Preferred stock warrants                         112,725        112,725
Treasury stock, at cost 1,898 shares               (16,386)       (16,386)
  Current Year Earnings/(Loss)                    (659,427)           --
           Total stockholders' equity             (606,368)        53,059
                                                $4,511,998     $5,149,965


                             MICROENERGY,INC
                          STATEMENTS OF OPERATIONS

                                    Three Months        Three Months
                                          Ended            Ended
                                         9/30/98          9/30/97
                                       (Unaudited)      Unaudited)

Sales                                   $2,076,254       $3,694,813

Expenses:
     Facility, pre-production,
      and production                     1,901,761        2,876,360
     Research and development              352,136          358,300
     Selling,General and
   Administrative                          388,189          448,235

     Operating Income/(Loss)              (565,832)          11,918

  Interest expense, net                     93,595          109,541
     Net Income/(Loss)                 $  (659,427)       $ (97,623)
                                         ==========         =========
For earnings per share calculation:
     Net Income/(Loss)                  $ (659,427)       $ (97,623)
     Preferred stock dividends             (69,230)         (69,230)

   Net Income/(Loss) available
     to common shareholders             $ (728,657)       $(166,853)
                                         ==========        =========


   Net Income/(loss) per share      $         (.37)       $    (.08)

Weighted average number
 of shares of common
 stock outstanding                        1,966,064       2,018,824

                                  MICROENERGY, INC.
                               STATEMENTS OF CASH FLOWS

                                         Three Months     Three Months
                                            Ending          Ending
                                           9/30/98          9/30/97
                                          (Unaudited)     (Unaudited)
Cash flows from operating
 activities:
     Net (losses) earnings              $   (659,427)     $ (97,623)
Adjustments to reconcile net
      (losses) earnings to net cash
   provided by operations:
          Depreciation                        72,000        190,365

          Changes in assets and
            liabilities:
               Accounts receivable           365,105        ( 42,638)
               Inventories                    54,598          41,201
               Other assets                   39,933          72,751
               Accounts payable              (29,449)       (476,702)
               Accrued expenses              228,331        (  7,286)

     Net cash provided (used) by
      operating activities                    71,091        (319,932)
Cash flows (used in) provided by
 investing activities:
     Additions to equipment                  (20,481)        (22,975)
Cash flows provided by (used in)
 financing activities:
     Long-term debt, net of payments        (177,422)        231,339
     Equity Transactions                           0          13,500
Net cash provided by (used in)
 financing activities                       (177,422)        244,839
Net increase (decrease) in cash             (126,812)       ( 98,068)
Cash at beginning of period                  134,303         110,086
Cash at end of period                     $    7,491      $   12,018

                                 MICROENERGY, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 1998, the consolidated statement of income for the three month periods ending September 30, 1998 and September 30, 1997 and the condensed statement of cash flows for the three month period ending September 30, 1998 and September 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 10K report. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

Part 1
Item 2
                               MICROENERGY, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended September 30, 1998 were $2,076,254, representing a 44% decrease over the prior year period of $3,694,813. Approximately $1.0 million of the decrease was the result of a sales decline from one of the Company's major customers. The sales to this customer for the remainder of this fiscal year will be negligible. Approximately $450,000 of the decline is related to the divestiture of the wholly owned subsidiary, Tru-Way. The subsidiary was divested in the third fiscal quarter of the prior year. The remaining decline of approximately $170,000 was due to decline in demand from the Company's customers. A net loss of $659,427 was incurred for the current quarter as compared to the net loss of $97,623 in the prior year period. The current year loss was a direct result of the lower revenues.

Manufacturing costs declined $974,599 or 34% from the prior year, as compared to the 44% decrease in revenues. Research & Development declined slightly and Selling, General, & Administrative was reduced by $60,046 or 13%. During the quarter the Company instituted a cost reduction plan as a result of the lower revenue levels. The impact from this action will begin to be realized in the coming quarters, the impact in the current quarter was negligible.

Interest cost for the quarter was $93,595 as compared to $109,541 in the prior year period. The major reason for the decline was the reduction of debt related to the divested subsidiary.




Liquidity and Capital Resources

The Company at September 30, 1998, had a working capital deficit of $1.8 million as compared $1.2 million working capital deficit at the end of the fiscal year June 30, 1998. The working capital deficit is a result of the Company's term loans from its major lender, currently totaling approximately $3.9 million, which were reclassed to current liabilities during the fourth quarter of fiscal year 1997 due to covenant violations. The Company has come to an informal arrangement with its bank and expects to be afforded additional time to remedy its covenant violations. The Company expects to formalize these plans in the next quarter. At this time there are no additional funds available on the Company's revolving line of credit.

The Company's accounts receivable declined by $365,000 as a result of the lower sales volume, and inventories declined by 54,000, or 3% as compared to the fiscal year end.

The Company is current with all of its debt obligations. In the current quarter, total debt was reduced by $177,000. Management expects that if it is afforded time to remedy the violations of its bank loan covenants that its current cash and working capital position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.


Forward Looking Statements; Potential Fluctuations in Operating Results

This report contains certain forward looking statements. While these statements reflect the good faith judgement of the Company's management such statements can only be based on facts and factors currently known by the Company. Consequently, forward looking statements are inherently subject to risks and uncertainties and actual outcomes may differ materially.

The Company's revenues and operating results have varied significantly in the past and may do so in the future. The Company expects that these fluctuations will continue, therefore, the Company believes that period-to-period comparisons of its financial results should not be relied on as an indication of future performance.


Item 3     Quantitative and Qualitative Disclosures About Risk

The Company does not invest in securities that are exposed to risk from changes in interest rates, currency valuations, or commodity prices.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 10, 1998                 By(s)   Robert G. Gatza
                                          Robert G. Gatza
                                          President and CEO



Date: November 10, 1998                 By(s)   Robert J. Fanella
                                          Robert J. Fanella
                                          Chief Financial Officer
                                          and Treasurer