Form 10-Q
period 1998-12-31
MICROENERGY INC
filed 1999-02-16
CIK 740622

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     December 31, 1998

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

As of December 31, 1998 there were outstanding 1,966,064 shares of Common Stock, $.01 par value.


                               MICROENERGY, INC.
                                     INDEX


Part 1 - Financial Information

     Item 1 - Financial Statements

              Condensed Balance Sheets
              December 31, 1998 (unaudited) and June 30, 1998

              Condensed Statements of Operations (unaudited) for the quarter and six months ended December 31, 1998 and December 31, 1997.

              Condensed Statements of Cash Flows (unaudited) for the six months ended December 31, 1998 and December 31, 1997.

              Notes to condensed Financial Statements (unaudited)

     Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk


                               MICROENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                    2nd Quarter
                                                Ended       Year Ended
                                               12/31/98      6/30/98
                                             (unaudited)    (audited)
ASSETS
Current assets:
  Cash                                      $     2,159    $  134,303
  Accounts receivable                         1,186,815     1,610,145
  Inventories                                 1,978,033     2,073,735
  Other current assets                           43,383        22,735
    Total current assets                      3,210,390     3,840,918
Machinery and equipment                       4,762,269     4,732,401
Accumulated depreciation                     (3,599,867)   (3,455,867)
                                              1,162,402     1,276,534
Other assets, net                                38,935        32,513
   Total Assets                             $ 4,411,727    $5,149,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations    3,889,138     4,236,926
  Accounts payable                              524,454       467,444
  Accrued expenses                              765,481       295,274

     Total current liabilities                5,179,073     4,999,644
Long-term obligations                            83,469        97,262
     Total liabilities                        5,262,542     5,096,906
Stockholders' equity:
  8% Cumulative Series A Preferred Stock,
  $7.00 liquidation preference, 4,000,000
  shares authorized and 494,500 outstanding   2,605,282     2,605,282
  Common Stock, $.01 par value - 4,000,000
  shares authorized; 1,966,064 shares
  outstanding in 1998 and 1,966,064 in 1998      19,661        19,661
  Additional paid-in capital                  4,642,842     4,642,842
  Accumulated deficit                        (7,311,140)   (7,311,140)
  Common Stock Purchase Warrants,                    75            75
  Preferred Stock Purchase Warrants,            112,725       112,725
  Treasury Stock, at cost, 1,898 shares         (16,386)      (16,386)
Current Year Earnings/(Loss)                   (903,874)          --
Total Stockholders' Equity                     (850,815)       53,059

  Total Liabilities & Stockholders Equity    $ 4,411,727   $5,149,965

                               MICROENERGY, INC.
                            STATEMENTS OF OPERATIONS
                               (Unaudited)

                          3 Months     3 Months     6 Months     6 Months
                            Ended        Ended        Ended        Ended
                          12/31/98     12/31/97     12/31/98     12/31/97

Sales                   $ 1,838,001  $ 3,150,187  $ 3,914,255  $ 6,845,000

Expenses:
  Facility, pre-
   production and
   production             1,535,383    2,678,715    3,437,144    5,555,075
  Research and
   Development              226,998      345,873      579,134      704,173
  Selling, Gen and
   Administrative           230,475      332,755      618,664      780,990

  Operating Loss           (154,855)    (207,156)    (720,687)    (195,238)

  Interest Expense           89,592      108,307      183,187      217,848


Net Loss                   (244,447)    (315,463)    (903,874)    (413,086)



  For Earnings Per Share Calculation:

  Net Loss                $(244,447)   $(315,463)   $(903,874)   $(413,086)
   Preferred Stock
   Dividend                 (69,230)     (69,230)    (138,460)    (138,460)

  Net Loss
   available to common
   shareholders           $(313,677)   $(384,693) $(1,042,334)   $(551,546)


  Net Loss per
  Common share            $(   .160)   $(   .191)   $(   .530)   $(   .273)

  Weighted avg number
   of shares of
   common stock            1,966,064    2,018,531    1,966,064    2,018,531

                               MICROENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                               Six Months     Six Months
                                  Ended         Ended
                                 12/31/98     12/31/97
Cash flows from operating
 activities:
 Net Losses                    $ (903,874)  $ (413,086)
 Adjustments to reconcile net
  Losses to net cash provided
   By operations:
   Depreciation                   144,000      380,730

   Changes in assets and
     liabilities:
     Accounts receivable          423,330     (95,970)
     Inventories                   95,702     179,599
     Other current assets         (27,070)    422,059
     Accounts payable              57,010    (483,565)
     Accrued expenses             470,207     (62,490)

  Net cash provided (used) by
  operating activities             259,305     (72,723)
Cash flows (used in) provided by
 investing activities:
 Additions to equipment           (29,868)    (112,197)
Cash flows provided by (used in)
 financing activities:
 Long-term debt, net of payments (361,581)      78,587

Net increase (decrease) in cash  (132,144)    (106,333)

Cash at beginning of period        134,303      110,086

Cash at end of period           $    2,159   $    3,753

                               MICROENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS

The condensed Balance Sheet as of December 31, 1998, the Consolidated Statements of Income for the three and six month periods ended December 31, 1998 and December 31, 1997 and the Condensed Statements of Cash Flows for the six month periods ended December 31, 1998 and December 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Form 10K report. The results of operations for the period ended December 31, 1998 is not necessarily indicative of the operating results for the full year.



2. Cumulative Dividend Non-payment

On January 1, 1999 the dividend of $138,430 was due on the 8% Cumulative Series A preferred Stock. As a result of a depressed common stock price at the payable date, the Board of Directors determined that it was appropriate to accrue the dividend expense and make a determination at a future date regarding a distribution. At January 1, 1999, $415,380 of cumulative preferred stock dividends are in arrears.

The Earnings Per Share Calculation does include the impact of the Preferred Dividend.

Part 1
Item 2
                               MICROENERGY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales for the three months and six months ended December 31, 1998 were $1,838,001 and $3,914,255 respectively, as compared to $3,150,187 and
$6,845,000, respectively, for the comparable periods in the prior year, representing decreases of 42% ($1,312,186) and 43% ($2,930,745) for the quarter and six months, respectively. Approximately $2.0 million of the six month net sales decline was the result of a decline in business from one of the Company s major customers. The sales to this customer for the remainder of this fiscal year will be negligible. Approximately $0.9 million of the decline is related to the divestiture of the previously wholly owned subsidiary, Tru-Way. The subsidiary was divested in the third fiscal quarter of the prior year. The Company is diligently working to obtain new customers in an effort to rebuild its sales base and operating performance. A net loss of $244,447 was incurred for the current quarter as compared to a loss of $315,463 in the prior year quarter and a loss of $659,427 in the quarter ending September 30, 1998. In reaction to the lower sales, the Company has instituted a company wide cost reduction program. The net loss for the second fiscal quarter was $414,980 less then the net loss in the first fiscal quarter ended September 30, 1998. The loss for the six month period is $903,874 as compared to a net loss of $413,086 for the prior year six months period ended December 31, 1997. The current year loss is a direct result of the lower revenues.

Manufacturing costs for the quarter and six month period declined $1,143,332 and $2,117,931, respectively. Research & Development costs declined $118,875 and $125,039 for the three and six month periods. Selling, General, & Administrative costs were reduced by $102,280 and $162,326 for the two periods. The declines in the cost levels were a direct result of the cost reduction plan and productivity improvements instituted at the end of the first fiscal quarter.

Interest cost for the quarter and six month periods were $89,592 and $183,187 as compared to $108,307 and $217,848 for the prior year periods.






Liquidity and Capital Resources

The Company had a working capital deficit of approximately $2.0 million at December 31, 1998, as compared to approximately $1.2 million working capital deficit at the end of the fiscal year June 30, 1998. The working capital deficit is a result of the Company s term loans, of approximately $3.8 million, from its major lender which were reclassed to current liabilities at June 30, 1998 due to debt covenant violations. During the current quarter the Company finalized a formal arrangement with its major lender requiring it to make monthly payments toward principal of $500,000 by November 1, 1999. The Company expects to renegotiate a continuation of its relationship with its major lender prior to November 1, 1999. At this time there are no additional funds available on the Company s revolving line of credit.

The Company is current with all of its debt obligations. In the six month period, total debt was reduced by $361,581 Management expects with its agreement with its major lender that its current cash position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.


Year 2000 Preparedness

As reported in the Company s 10K filing for June 30, 1998, the Company has reviewed its exposure to the Year 2000 software readiness problem and does not anticipate it will incur any significant costs in that regard, and that the year 2000 issues will not materially effect the Company s business, its results of operations, or its financial condition.


Forward Looking Statements; Potential Fluctuations in Operating Results

This report contains certain forward looking statements. While these statements reflect the good faith judgement of the Company s management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward looking statements are inherently subject to risks and uncertainties and actual outcomes may differ materially.

The Company s revenues and operating results have varied significantly in the past and may do so in the future. The Company expects that these fluctuations will continue, therefore, the Company believes that period-to-period comparisons of its financial results should not be relied on as an indication of future performance.


Part 1
Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market rate sensitive instruments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date February 15, 1999          By(s)   Robert G. Gatza
                                        Robert G. Gatza
                                        President and CEO



Date February 15, 1999           By(s)  Robert J. Fanella
                                        Robert J. Fanella
                                        Chief Financial Officer
                                        and Treasurer