Form 10-Q
period 1999-03-31
MICROENERGY INC
filed 1999-05-11
CIK 740622

SECURITIES AND EXCHANGE COMMISSION
                            	WASHINGTON, D.C. 20549

                                  	FORM 10-Q
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE OF 1934

      For the quarter period ended     March 31, 1999

                                  	OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  For the transition period from                to


                    	Commission File Number     0-12595

	                             MicroENERGY, Inc.
           (Exact Name of Registrant as specified in its Charter)

       Delaware                                             36-3262274
      (State or other Jurisdiction of                 	(I.R.S. Employer
      Incorporation or Organization)	                   Identification No.)

350 Randy Road, Carol Stream, IL                               60188
 (Address of Executive Offices)                            	(Zip Code)

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

As of March 31, 1998 there were outstanding 1,966,064 shares of Common Stock, $.01 par value.










                               	MICROENERGY, INC.
                                    	INDEX


Part 1 - Financial Information

Item 1 - Financial Statements

    Condensed Balance Sheets
    March 31, 1999 (unaudited) and June 30, 1998

    Condensed Statements of Operations (unaudited) for the quarter and nine months ended March 31, 1999 and March 31, 1998.

    Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 1999 and March 31, 1998.

    Notes to condensed Financial Statements (unaudited)

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk



                                      	MICROENERGY, INC.
                                  	CONDENSED BALANCE SHEETS

                                               				3rd Quarter
                                                Ended	     Year Ended
                                               03/31/99      6/30/98
                                             (unaudited)  	 (audited)
ASSETS
Current assets:
  Cash	                                     $     1,926 	$   134,303
  Accounts receivable                        	1,266,376 	  1,610,145
  Inventories         	                       2,117,685	   2,073,735
  Other current assets	                          49,353	      22,735
    Total current assets	                     3,435,340	   3,840,918

Machinery and equipment 	                     4,763,099  	 4,732,401
Accumulated depreciation 	                   (3,671,867)	 (3,455,867)
        	                                     1,091,232   	1,276,534

Other assets, net 	                              38,935  	    32,513
Total Assets	                               $ 4,565,507  	$5,149,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations 	    3,705,062   	4,236,926
Accounts payable                              1,073,009    	 467,444
Accrued expenses	                               612,757	     295,274
  Total current liabilities                   5,390,828	   4,999,644

Long-term obligations             	              76,382	      97,262
  Total liabilities	                          5,467,210  	 5,096,906
Stockholders' equity:
  8% Cumulative Series A Preferred Stock,
  $7.00 liquidation preference, 4,000,000
		shares authorized and 494,500 outstanding    2,605,282   2,605,282
  Common Stock, $.01 par value - 4,000,000
  shares authorized; 1,966,064 shares
  outstanding in 1999 and 1,966,064 in 1998 	     19,661    	 19,661
  Additional paid-in capital                  	4,642,842  	4,642,842
  Accumulated deficit                        	(7,311,140)	(7,311,140)
  Common Stock Purchase Warrants,                    	75         	75
  Preferred Stock Purchase Warrants,            	112,725    	112,725
 	Treasury Stock, at cost, 1,898 shares	         (16,386)	   (16,386)
  Current Year Earnings/(Loss)                  (954,762) 	     --
 		Total Stockholders' Equity                 	 (901,703)	    53,059

  Total Liabilities & Stockholders Equity   	$ 4,565,507	 $5,149,965

                                       	 MICROENERGY, INC.
                                     	STATEMENTS OF OPERATIONS
                                            (Unaudited)

                          3 Months     3 Months     9 Months     9 Months
                            Ended        Ended        Ended        Ended
                          03/31/99     03/31/98     03/31/99     03/31/98

Sales                   $ 2,073,299  $ 2,717,830  $ 5,987,554  $ 9,562,830

Expenses:
  Facility, pre-
   production and
   production             1,542,684    2,773,062    4,979,828    8,328,137
  Research and
   Development              164,243      344,038      743,377    1,048,211
  Selling, Gen and
   Administrative           344,274      476,079      962,938    1,257,069

Operating Income/(Loss)      22,098     (875,349)    (698,589)  (1,070,587)

  (Loss) on Sale of
    Subsidiary                  -       (236,901)        -        (236,901)

  Interest Expense           72,986      115,655      256,173      333,508


Net Loss                    (50,888)  (1,227,905)    (954,762)  (1,640,996)



For Earnings Per Share Calculation:

Net Loss                  $ (50,888) $(1,227,905)   $(954,762) $(1,640,996)
 Preferred Stock
  Dividend                  (69,230)     (69,230)    (207,690)    (207,690)

Net Loss
 available to common
  shareholders             $(120,118) $(1,297,135) $(1,162,452) $(1,848,686)

  Net Loss per
  Common share             $(   .061)   $(   .643)   $(   .591)   $(   .916)
  Weighted avg number
   of shares of
   common stock             1,966,064    2,018,531    1,966,064    2,018,531



                                     	MICROENERGY, INC.
                                 	STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                 Nine Months     Nine Months
                                    Ended          	Ended
                                  03/31/99    	  03/31/98
Cash flows from operating
 activities:
Net Losses                       	$ (954,762)	$(1,640,996)
Adjustments to reconcile net
 Losses to net cash provided
   By operations:
Depreciation                        	216,000	     535,302

Changes in assets and
     liabilities:
Accounts receivable	                 343,769	     388,608
Inventories	                         (43,950)	  1,266,605
Other current assets	                (33,040)	    566,076
Accounts payable	                    605,565    	(938,147)
Accrued expenses	                    317,483	    (292,206)

  Net cash provided (used) by
 operating activities	               451,065	    (114,758)
Cash flows (used in) provided by
 investing activities:
Additions to equipment               (30,698)    (192,592)
Cash flows provided by (used in)
 financing activities:
Long-term debt, net of payments     (552,744)      201,942

Net increase (decrease) in cash     (132,377)     (105,408)

Cash at beginning of period	         134,303	      110,086

Cash at end of period            	$    1,926	   $    4,678

                                	MICROENERGY, INC.
                    	NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  	(UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS

The condensed Balance Sheet as of March 31, 1999, the Consolidated Statements of Income for the three and nine month periods ended March 31, 1999 and December 31, 1998 and the Condensed Statements of Cash Flows for the nine month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Form 10K report. The results of operations for the period ended March 31, 1999 is not necessarily indicative of the operating results for the full year.



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

The Earnings Per Share Calculation does include the impact of the Preferred Dividend.


Part 1
Item 2
                               	MICROENERGY, INC.
                      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales for the three months and nine months ended March 31, 1999 were $2,073,299 and $5,987,554 respectively, as compared to $2,717,830 and
$9,562,830, respectively, for the comparable periods in the prior year, representing decreases of 24% ($644,531) and 37% ($3,575,276) for the quarter and nine months, respectively. Approximately $2.3 million of the nine month net sales decline was the result of a decline in business from one of the Company's major customers. The sales to this customer for the remainder of this fiscal year will be negligible. Approximately $1.2 million of the Net sales decline is related to the divestiture of the previously wholly owned subsidiary, Tru-Way. The subsidiary was divested at the end of the third fiscal quarter of the prior year. The Company is diligently working to obtain new customers in an effort to rebuild its sales base and operating performance. A net loss of $50,888 was incurred for the current quarter as compared to a loss$1,227,905 in the prior year quarter. In reaction to the lower sales, the Company has instituted a company wide cost reduction program. The net loss for the third fiscal quarter was $193,559 less then the net loss in the second fiscal quarter ended December 31, 1998. The loss for the nine month period is $954,762 as compard to a net loss of $1,640,996 for the prior year nine months period ended March 31, 1998. As a result of new customer activity and the cost reduction program the Company had a $22,098 Operating Income before Interest Expense. The current year loss is a direct loss of the lower revenues offset by the reduced cost levels.

Manufacturing costs for the quarter and nine month period declined $1,230,378 and $3,348,309, mainly due to the lower volume. Research & Development costs declined $179,795 and $304,834 for the three and nine month periods. Selling, General, & Administrative costs were reduced by $131,805 and $294,131 for the two periods. The declines in the cost levels were a direct result of the cost reduction plan and productivity improvements instituted at the end of the first fiscal quarter.

Interest cost for the quarter and nine month periods were $72,986 and $256,173 as compared to $115,655 and $333,508 for the prior year periods.


Liquidity and Capital Resources


The Company had a working capital deficit of approximately $2.0 million at March 31, 1999, as compared to approximately $1.2 million working capital deficit at the end of the fiscal year June 30, 1998. The working capital deficit is a result of the Company's term loans, of approximately $3.8 million, from its major lender which were reclassed to current liabilities at June 30, 1998 due to debt covenant violations. During the prior quarter the Company finalized a formal arrangement with its major lender requiring it to make monthly payments toward principal of $500,000 by November 1, 1999. As of March 31, 1999 the Company is current with this plan. The Company expects to renegotiate a continuation of its relationship with its major lender prior to November 1, 1999. At this time there are no additional funds available on the Company's revolving line of credit.

The Company is current with all of its debt obligations. In the nine month period, total debt was reduced by $552,744 Management expects with its agreement with its major lender that its current cash position, combined with cash expected to be generated from operations will be sufficient to service the Company's debt and fund the Company for the coming fiscal year.

Year 2000 Preparedness

As reported in the Company's 10K filing for June 30, 1998, the Company has reviewed its exposure to the Year 2000 software readiness problem and does not anticipate it will incur any significant costs in that regard, and that the year 2000 issues will not materially effect the Company's business, its results of operations, or its financial condition.


Forward Looking Statements; Potential Fluctuations in Operating Results

This report contains certain forward looking statements. While these statements reflect the good faith judgement of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward looking statements are inherently subject to risks and uncertainties and actual outcomes may differ materially.

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



Date May 11, 1999               By(s)   Robert G. Gatza
   	                                    Robert G. Gatza
                                        President and CEO



Date May 11, 1999               By(s)  Robert J. Fanella
                                       Robert J. Fanella
                                       Chief Financial Officer
                                       and Treasurer